Form 10-K
period 1996-03-31
NIMBUS CD INTERNATIONAL INC
filed 1996-06-28
CIK 919550

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 2O549


(Mark One)

   [ X ]  ANNUAL   REPORT   PURSUANT   TO   SECTION  13  OR  15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

         For the fiscal year ended March 31, 1996

                                       OR

   [   ]  TRANSITION   REPORT   PURSUANT   TO   SECTION  13  OR  15(d)OF THE
          SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         For the transition period from to


                         Commission file number 0-26902


                          NIMBUS CD INTERNATIONAL, INC.
             (Exact name of Registrant as specified in its charter)

              Delaware                                  54-1651183
  (State or other jurisdiction of                    (I.R.S. employer
   incorporation or organization)                  identification number)


          State Route 629, Guildford Farm, Ruckersville, Virginia 22968
                    (Address of principal executive offices)


Registrant's telephone number, including area code:  (804) 985-1100

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, par value $0.01
                                (Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes (X)   No ( )

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

      As of June 6, 1996, there were 8,925,094 shares of the Registrant's common stock outstanding and the aggregate market value of such shares (based on the closing sale price of such shares on the Nasdaq National Market on June 6, 1996) was approximately $141,685,867. Shares of the Registrant's common stock held by each executive officer and director and by each entity that owns 5% or more of the Registrant's common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Certain sections of the Registrant's Annual Report to Stockholders for the year ended March 31, 1996 are incorporated by reference in Parts II and IV of this Form 10-K to the extent stated herein. In addition, certain sections of the Registrant's definitive Proxy Statement for the 1996 Annual Meeting of Stockholders to be held on August 6, 1996 are incorporated by reference in Part II of this Form 10-K to the extent stated herein.

                                     PART I

ITEM 1.   BUSINESS

Overview

      Nimbus CD International, Inc. ("Nimbus" or the "Company") is a leading independent manufacturer of compact discs ("CDs") for distribution in North America, the United Kingdom and continental Europe. Having established one of the first CD manufacturing facilities in the world in 1982, Nimbus was a pioneer in CD production, and currently serves a broad base of customers from three manufacturing sites in the United States (Charlottesville, Virginia, Provo, Utah and Sunnyvale, California) and one in the United Kingdom (Cwmbran, Wales). The Company has grown rapidly since its entry into CD production, driven initially by demand for CDs providing storage and playback of pre-recorded music ("CD-Audio"), and more recently by the rapid emergence of "read only memory" CDs ("CD-ROM"), which permit cost efficient storage and retrieval of any combination of data, text, graphics, audio and video. Nimbus offers more than 1500 customers an integrated range of services including pre-mastering and mastering, disc replication and full turnkey services, including packaging design consultation, materials procurement, packaging assembly and order fulfillment. The Company focuses its marketing efforts primarily on independent record labels and multimedia software developers who demand a high level of service. The Company meets customer expectations by providing high quality product at a competitive price within a short turnaround time. In addition, Nimbus is able to access larger CD-ROM customers not otherwise served by the Company through its strategic alliance with Stream International, Inc. ("Stream"), a majority-owned subsidiary of R.R. Donnelley & Sons Company ("Donnelley"). The Company intends to enter into similar strategic alliances with other companies serving the multimedia market which require CD manufacturing expertise.

      The Company was organized in October 1992 as a Delaware corporation by DLJ Merchant Banking Inc. and certain of its affiliates (the "DLJ Investors"), along with other investors, for the purpose of acquiring the CD manufacturing operations of Nimbus Records Limited (the "Predecessor"). The Company's principal executive office is located at State Route 629, Guildford Farm, Ruckersville, Virginia 22968, and its telephone number at this location is (804) 985-1100. The Company's Common Stock is traded on the Nasdaq National Market under the symbol "NMBS". Except as otherwise noted herein, all references to "Nimbus" or the "Company" shall mean Nimbus CD International, Inc. and its subsidiaries.


Recent Developments

      The Recapitalization

      Pursuant to an agreement dated December 8, 1994, affiliates of both McCown De Leeuw & Co. (the "MDC Entities") and Behrman Capital L.P. ("Behrman Capital") acquired approximately 54.5% and 23.0%, respectively, of the outstanding Common Stock of the Company and replaced the DLJ Investors as the Company's majority stockholders through a series of transactions consummated on March 31, 1995 (the "Recapitalization"). In connection with the Recapitalization, the Company and the holders of the Company's Common Stock entered into a Stockholders Agreement which contained, among other things, restrictions on the transferability of shares of Common Stock, registration rights with respect to the Company's Common Stock and matters related to the Company's Board of Directors.

      The Offerings

      On October 16, 1995, the Company declared a 3.76049 for one stock split which was distributed to stockholders on October 18, 1995. Thereafter, on

October 30, 1995, the Company completed an initial public offering of 6,350,000 shares of the Company's Common Stock at an initial offering price of $7.00 per share. Of the 6,350,000 shares of Common Stock offered for sale by the Company, 5,080,000 shares were purchased and offered for sale to the public by underwriters in the United States (the "U.S. Offering"), with the remaining 1,270,000 shares being purchased and offered for sale to the public by foreign underwriters (the "International Offering", together with the U.S. Offering, the "Offerings"). Contemporaneously with the Offerings, the Company sold an additional 500,000 shares of the Company's Common Stock in a private placement transaction to Behrman Capital, a principal stockholder of the Company, at a price per share of $6.55 which was equal to the initial public offering price less the underwriting discount (the "Private Placement"). The net proceeds to the Company from the Offerings and the Private Placement, after deducting underwriting discounts, commissions and expenses payable by the Company, were $43.7 million. The Company used $41.7 million of the net proceeds to reduce outstanding indebtedness and $2.0 million for general corporate purposes.

      In addition, following consummation of the Offerings, the Company and the MDC Entities entered into a registration rights agreement (the "Registration Rights Agreement"), pursuant to which the Company granted the MDC Entities certain rights to have their shares of Common Stock registered. The completion of the Offerings terminated all of the provisions of the Stockholders Agreement except for the registration rights granted thereunder to Behrman Capital, the DLJ Investors and Chase Manhattan Investment Holdings, Inc.

      The New Credit Agreement

      Upon consummation of the Offerings, the Company amended and restated its existing credit agreement with The Chase Manhattan Bank, N.A., as agent, and the lenders party thereto (the "New Credit Agreement"). The New Credit Agreement provides for a term loan of $25.0 million and a revolving credit facility the aggregate principal amount of which shall not exceed $25.0 million outstanding at any time. Borrowers under the New Credit Agreement are Nimbus Manufacturing Inc. ("NMI") and Nimbus Manufacturing (UK) Limited ("Nimbus UK"), which are, respectively, the Company's United States and United Kingdom operating subsidiaries. A portion of the revolving loan commitment is available to be utilized for letters of credit, a swingline facility available to NMI and an overdraft facility available to Nimbus UK. The New Credit Agreement has a dual currency option, which permits NMI to borrow in U.S. dollars and Nimbus UK to borrow in pounds sterling. Loans under the revolving credit facility may be repaid and reborrowed, subject to a schedule of mandatory repayments and commitment reductions. The New Credit Agreement terminates on October 30, 2000.

      Amendment to the Donnelley CD-ROM Agreement

      In  April  1994,  the  Company  entered  into a  strategic  alliance  with
Donnelley (the "Donnelley CD-ROM Agreement"), pursuant to which the Company established a multi-line CD manufacturing facility in Provo, Utah, and Donnelley purchased 286,128 shares of the Company's Common Stock for an aggregate purchase price of $1.0 million. In April 1995, as permitted by the Donnelley CD-ROM Agreement, Donnelley assigned substantially all of its rights in, and obligations under, the Donnelley CD-ROM Agreement (as assigned, the "Stream CD-ROM Agreement") and transferred its shares of Nimbus Common Stock to Stream, Donnelley's majority-owned subsidiary. The Stream CD-ROM Agreement, as amended and restated on April 1, 1995, requires Stream, for a period of six years, to purchase 23 million discs in fiscal 1996 and 24 million discs annually thereafter for a fixed price per disc which is subject to possible reductions based upon changes in the cost of manufacturing CD-ROM discs, and to use all commercially reasonable efforts to promote and sell CD-ROM products manufactured by the Company. During fiscal 1996, Stream purchased discs from the Company for an aggregate purchase price of $20.1 million which accounted for 17% of the Company's revenues.

      Acquisition of HLS Duplication, Inc.

      As part of its strategy to broaden its customer services and to establish a presence on the West Coast of the United States, the Company acquired substantially all of the assets of HLS Duplication, Inc. ("HLS") on August 31, 1995, for a purchase price of approximately $5.15 million in cash and the assumption of certain liabilities. HLS is a Sunnyvale, California-based supplier of turnkey services to CD-ROM customers. HLS also offers fulfillment services, such as pick, pack and ship services, in addition to drop shipments and has the capability to offer electronic order intake, either directly from the customer or via the Internet and inbound telemarketing.

      Marketing 3-D id(TM) Technology

      In June 1995, the Company and Applied Holographics PLC ("Applied Holographics") entered into joint venture arrangements in both the U.S. and the United Kingdom to market patented technology to imprint holograms onto CDs in order to provide customers with an effective piracy deterrent without loss of data capacity or playing time. This technology is marketed under the name 3-D id (TM) and allows for a holographic image to be either (i) mastered on those areas of a CD that do not contain data including the inner mirror band or unused outer portions of the disc (the "Security Band Process") or (ii) embossed over the entire surface of a CD using specially designed embossing machinery (the "Edge-to-Edge Process"). The Company believes that the Edge-to-Edge Process cannot be duplicated without the embossing machinery and the Company has received patents for certain mechanical aspects of that machinery. The joint ventures are preparing to license 3-D id (TM) technology to other CD manufacturers. The joint ventures will collect a royalty fee for each CD produced by other manufacturers using 3-D id (TM) technology with all royalty revenues split equally between the Company and Applied Holographics.


Industry Overview

      Since its introduction in 1982, CD technology has evolved from serving a narrow set of applications to becoming the preferred medium for the storage of digital information. On a cost per megabyte basis, CDs continue to compare favorably to available alternatives for high-capacity applications such as floppy disks, magnetic tape and hard drives. As a result, CD technology is the dominant format in the audio market and is a leading technology in data storage and retrieval markets. The video market is the next logical extension of CD technology.

      CD-Audio Market. The established market for pre-recorded music represented the first major application of CD technology. In the six years ended 1995, worldwide sales of full length pre-recorded music (CD-Audio, LPs, audio cassettes) grew from approximately 2.7 billion to 3.5 billion units, a compound annual growth rate of 5.3%. Over the same period, full length CD-Audio sales more than doubled from approximately 900 million to 2.0 billion units and short-play CD singles contributed approximately 300 million additional units in 1995, up from 90 million units six years earlier.

      Consumer acceptance of CD-Audio has been driven by its superiority over other formats in terms of sound quality, random accessing and indexing of data and by the market penetration of CD players. CD-Audio has become the standard for home audio systems and significant market expansion has resulted from increased sales of in-car and portable players, which grew by approximately 600% in the United States between 1991 and 1995. In the United States and Europe, the major world markets in which the Company participates, approximately 250 million CD-Audio players were in use in 1995, representing household penetration (including multiple ownership by individual households) of approximately 98%. By the year 2000, the Company estimates that 415 million CD-Audio players will be in use, representing household penetration (including multiple ownership by individual households) of more than 150%.

      CD-Audio manufacturing is dominated by manufacturing organizations affiliated with the five major international music companies: Sony, PolyGram, Warner, BMG and EMI. Collectively, the CD manufacturers affiliated with these five organizations (the "Music Company Manufacturers") produced approximately 54% of the 1995 world output of CD-Audio, primarily to meet the needs of their affiliated record labels. The independent record labels accounted for approximately 28% of 1995 CD-Audio unit sales. These companies are generally serviced by "non-affiliated" or independent CD manufacturers, including the Company, because of their smaller average unit runs and their greater need for a broad range of services, such as pre-mastering and mastering, disc replication, packaging and shipping, in addition to short turnaround times. The five largest independent CD manufacturers, including the Company, produced approximately 14% of worldwide CD-Audio output in 1995. In 1995, the Company believes it was the fourth among the five largest independent CD-Audio manufacturers.

      CD-ROM Market. CD-ROM is an extension of CD technology which provides storage and retrieval of any combination of data, text, graphics, audio and video. CD-ROM is ideally suited to applications involving storage of large amounts of stable information in a form which can be distributed to a diverse user population. CD-ROM was introduced in the late 1980's and was initially limited to business and professional applications such as library references and parts catalogs. Increasingly widespread presence of personal computers and CD-ROM drives has created a consumer marketplace for applications created by software developers, game developers, data base publishers, multimedia publishers and developers of "edutainment" products.

      Worldwide CD-ROM demand was estimated to be 30 million units in 1992 and grew to 525 million units in 1995, a compound annual growth rate of 160%, and the Company expects it to grow to approximately 1.15 billion units in 1997. The market for business-oriented applications is large and growing as a result of the demand for software and other database products. The consumer market has emerged within the last two years and is expected to demonstrate continued substantial growth. This market has two primary segments: proprietary CD-ROM game players such as "Sega Saturn," "Sony Playstation" and "3DO" and home applications for personal computers equipped with CD-ROM drives. In the United States and Europe, the markets served by the Company, the Company expects the installed base of CD-ROM drives to grow from 29 million in 1995 to 110 million by 1999.

      The Music Company Manufacturers collectively produced in excess of 28% of the 1995 worldwide output of CD-ROM units. The five largest independent CD manufacturers, including the Company, collectively produced approximately 27% of the 1995 worldwide output of CD-ROM. The remaining 1995 CD-ROM worldwide output was produced by approximately 150 small to medium size CD manufacturing operations. Nimbus is the third largest CD-ROM manufacturer in North America and the fourth largest in Europe.

      CD-ROM orders typically involve smaller production runs than CD-Audio because CD-ROM is generally produced for more specialized applications. Because it is an established independent manufacturer with the ability to produce small runs efficiently, the Company believes that it is strategically positioned to better serve the needs of CD-ROM customers, who generally require short turnaround time with a high degree of customized services.

      DVD Market. The Company believes that the digital video disc ("DVD") is the next logical extension of CD technology. The new DVD format is capable of holding a full length motion picture (135 minutes) on a standard-sized CD with video and audio quality superior to current videocassette technology. DVD has far greater information density as well as a new playback technology. Two leading DVD formats emerged during the early development of this technology, led by Philips-Sony and Toshiba-Time Warner. Following concern over a "format war", the two groups agreed on a single format capable of meeting all of the technological goals using a two-sided disc design. The Company is technologically capable of manufacturing the DVD format and expects to have the capacity to offer manufacturing services in anticipation of a late-1996 worldwide introduction.

      Initially, the primary application for the DVD format will be traditional motion pictures. Unlike videocassettes, DVD offers no image or sound degradation with normal use, greater storage capacity, indexing and random access and lower manufacturing cost. The storage capacity of the DVD format will also allow for added features such as multilingual voicetracks, CD-Audio soundtrack albums, director's notes, story-based games and other CD-ROM applications. The Company expects that DVD players will become widely available at retail prices ranging from $500 to $800 with an initial industrywide catalog of more than 250 motion picture titles. DVD is expected to compete most directly with the market for videocassette sales (sell-through) which in 1995 was estimated to total almost 900 million units across the three major world regions of the U.S., Europe and Japan.

      DVD-ROM Market. The Company believes that the expanded information density afforded by DVD will be employed by CD-ROM content owners who wish to incorporate a significant video component in their material. As a result, the introduction of DVD-ROM product is expected to occur in early 1997 simultaneously with the availability of DVD-ROM drives to the consumer market. The Company believes that the new DVD-ROM drives will initially retail for less than $300. Game and multimedia developers are expected to lead development of DVD-ROM products.


Business Strategy

      The Company's objective is to increase sales and profitability and to maximize return to its stockholders by leveraging its position as a leading independent manufacturer of CDs. The Company's strategy for achieving these objectives includes the following:

      Aggressively Expanding its Position as a Leading Manufacturer of CD-ROM. CD-ROM is currently the Company's fastest growing product. CD-ROM customers are often specialized software developers and providers of digital information who are unable to manufacture CDs in their own facilities. In addition, the markets for these applications are highly competitive and time-sensitive. Consequently, CD-ROM customers typically demand high quality service with short turnaround times. The Company believes its ability to meet these needs has resulted in Nimbus becoming the third largest CD-ROM manufacturer in North America and the fourth largest CD-ROM manufacturer in Europe. In order to expand this strong market position to a wider range of potential customers, the Company has increased the size of its CD-ROM sales and marketing organizations both in the United States and the United Kingdom. Furthermore, Nimbus' agreement with Stream has enabled the Company to develop relationships with many of the world's largest hardware and software companies. In addition, the Company will take advantage of its technological expertise to produce DVD-ROM product for content owners and developers.

      Targeting Selected Customers in the CD-Audio Market. CD-Audio production provides the Company with a strong, stable revenue base. The Company's marketing efforts will remain focused on independent record companies (the fastest growing segment of the recording industry) that value the Company's high levels of service including rapid turnaround, inventory tracking and control, print material procurement, specialized packaging and fulfillment. In addition, the CD-Audio and CD-ROM markets are beginning to converge, as record companies introduce Enhanced CD or CD Extra (i.e., CD-ROM with an audio component, such as a music video) which not only can be played in a standard audio CD player, but includes special CD-ROM information for users with computers equipped with a CD-ROM drive. The Company also intends to exploit its CD-ROM expertise in the marketing of CD Extra formats to existing and new customers.

      Capitalizing on the Development of DVD. The Company is well positioned to participate in the emerging DVD market. The Company has acquired the equipment necessary to manufacture the bonded two-sided disc format. In addition, Nimbus representatives have been active participants in industry forums involved in the review and development of format standards and manufacturing protocols. By combining a direct sales effort targeting independent motion picture production companies and strategic alliances with multimedia companies who require CD manufacturing expertise and provide access to potential customers not otherwise served by Nimbus, the Company intends to pursue a strategy in the DVD market similar to the one it has utilized in the CD-ROM market.

      Expanding the Company's Service Offerings. The Company continues to expand its value-added service offerings which complement its core CD manufacturing capabilities. This strategy is demonstrated by the Company's acquisition of HLS (which now operates as Nimbus Software Services, Inc.) which enabled the Company to expand its ability to provide customers with turnkey services. Such turnkey services include packaging design consultation, materials procurement, packaging assembly and order fulfillment. The addition of these turnkey services allows the Company's customers to "one-stop shop" and to better control their inventories through real-time access to a single source for their finished CD product.

      Maintaining its Position as a Leader in Manufacturing Efficiency and Technical Expertise. The Company continues to invest in, and maximize the efficiency of, equipment, systems, processes and personnel to maintain its position as a low-cost manufacturer of CDs. From fiscal 1991 to fiscal 1996, production yields have increased from 40% to 92%, while pressing cycle times have fallen from approximately seven seconds to less than five seconds. Discs produced per employee have risen from 56,100 discs in fiscal 1990 to 148,300 discs in fiscal 1996. The Company is selectively implementing dual cavity pressing which will further increase manufacturing efficiency.

      Marketing Holographic CDs. In its effort to respond to customer piracy concerns and needs, the Company has entered into joint venture arrangements in both the U.S. and the United Kingdom to market patented technology to imprint holograms onto CDs in order to provide customers with an effective piracy deterrent without loss of data capacity or playing time. This technology is marketed under the name 3-D id(TM) and allows for a holographic image to be applied using the Security Band Process or the Edge-to-Edge Process. The Company believes that the Edge-to-Edge Process cannot be duplicated without the embossing machinery and the Company has received patents for certain mechanical aspects of that machinery. The joint ventures are preparing to license 3-D id
(TM) technology to other CD manufacturers. The joint ventures will collect a royalty fee for each CD produced by other manufacturers using 3-D id (TM) technology with all royalty revenues split equally between the Company and Applied Holographics.

Customers

      The Company maintains a diverse base of over 1500 customers. The Company believes that its high quality manufacturing capability and effective customer service have contributed significantly to the loyalty of its customer base. As a result of the dynamic nature of the CD-ROM market, the number of CD-ROM customers is growing, the type of CD-ROM customers is changing and the size of the orders is increasing. In addition, the Company maintains a stable base of CD-Audio customers.

      In April 1994, the Company entered into the Donnelley CD-ROM Agreement, pursuant to which the Company established a multi-line CD manufacturing facility in Provo, Utah, and Donnelley purchased 286,128 shares of the Company's Common Stock for an aggregate purchase price of $1.0 million. In April 1995, as permitted by the Donnelley CD-ROM Agreement, Donnelley assigned substantially all of its rights in, and obligations under, the Donnelley CD-ROM Agreement and transferred its shares of Nimbus Common Stock to Stream, Donnelley's majority-owned subsidiary. The Stream CD-ROM Agreement, as amended and restated on April 1, 1995, requires Stream, for a period of six years, to purchase 23 million discs in fiscal 1996 and 24 million discs annually thereafter for a fixed price per disc, subject to possible reductions based upon changes in the cost of manufacturing CD-ROM discs, and to use all commercially reasonable efforts to promote and sell CD-ROM products manufactured by the Company. During fiscal 1996, Stream purchased discs from the Company for an aggregate purchase price of $20.1 million which accounted for 17% of the Company's revenues.

Services and Marketing

      The Company provides its CD-Audio and CD-ROM customers with an integrated range of services including pre-mastering and mastering, disc replication and full turnkey services, including packaging design consultation, materials procurement, packaging assembly and order fulfillment. The Company has designed its operations to efficiently produce a wide range of run sizes. Although the Company can produce large run sizes efficiently, its ability to provide discs at competitive prices for smaller order sizes with short turnaround times is particularly attractive to independent record labels and the Company's CD-ROM customers. The Company is equipped to provide product in a wide variety of packaging configurations which enables customers to design finished products for the most effective retail marketing presentation. The Company works closely with its customers to ensure that label film which is used to produce printed material on the disc and print material to supplement the packaged product is ordered and delivered on time. The Company also stores print material for customers to facilitate timely and cost-effective reordering.

      CD-Audio. The Company's marketing strategy has focused primarily on independent record labels who utilize the Company's ability to offer full CD manufacturing services. In the United Kingdom, in addition to independent record labels, the Company has attracted substantial business from United Kingdom-based major record labels which accounted for approximately 19% of the Company's fiscal 1996 unit production in the United Kingdom.

      In the United States, the Company maintains CD-Audio sales offices near Charlottesville, Virginia, in Gardena, California and in Short Hills, New Jersey. The sales representatives are responsible for maintaining relationships with their existing customers and developing new business relationships. The sales representatives are supported by a customer service staff that is responsible for ensuring that each order is processed on a timely basis, that all required support materials are in place and that quality levels are achieved. Customers in the United Kingdom and Europe are serviced by sales and customer service representatives based at the Company's Cwmbran manufacturing facility as well as a sales representative in London.

      CD-ROM. In 1986, the Company formed a CD-ROM division to explore new applications for CD technology and to cater to special requirements of "CD-data product" clients. The Company believes it is a leading supplier of services and discs to CD-ROM developers, publishers and resellers.

      The Company provides complete CD-ROM services to customers from technical and business consultation on the use of data and applications through the conversion of raw data to the replication of information on disc. The Company satisfies customer requirements for regular CD-ROM updates, data conversion and indexing, authoring, pre-mastering and data verification. Value-added services such as artwork service for printed material and specialized packaging are also provided.

      The  CD-ROM  sales and  marketing  organization  in the  United  States is organized  geographically  with sales  offices near  Charlottesville,  Virginia,
Atlanta, Georgia and Gardena and Sunnyvale, California. The sales representatives are supported by a customer service staff that is responsible for ensuring that orders are filled on a timely and accurate basis. In addition, marketing support personnel assist with new prospects and new product development.

      The CD-ROM sales and marketing organization in the United Kingdom is organized around market segments. Sales resources are split into three market areas: hardware/software developers, games and game developers and database publishers. A sales and marketing executive directs the sales team which is supported by a marketing assistant. The United Kingdom CD-ROM sales and marketing organization develops markets within continental Europe and will continue to do so until the demand for products dictates that a separate sales force is needed.

      Holographic CDs. In June 1995, the Company and Applied Holographics entered into joint venture arrangements in both the U.S. and the United Kingdom to market patented technology to imprint holograms onto CDs in order to provide customers with an effective piracy deterrent without loss of data capacity or playing time. This technology is marketed under the name 3-D id (TM) and allows for a holographic image to be applied to a CD using either the Security Band Process or the Edge-to-Edge Process. The Company believes that the Edge-to-Edge Process cannot be duplicated without the embossing machinery and the Company has received patents for certain mechanical aspects of that machinery. The joint ventures are preparing to license 3-D id (TM) technology to other CD manufacturers. The joint ventures will collect a royalty fee for each CD produced by other manufacturers using 3-D id (TM) technology with all royalty revenues split equally between the Company and Applied Holographics.

Competition

      The Company believes that the principal competitive factors in the CD-Audio and CD-ROM markets are service, price, quality and reliability for timely delivery of product. The Company believes that it competes favorably with respect to each of these factors. With increased production capacity in the market, CD prices have declined and CD pricing has become an increasingly important factor in obtaining sales. The Company believes that the quality of its products and services and its ability to accommodate tight delivery schedules offset, to some extent, the price competition currently existing in the market.

      In addition to the Music Company Manufacturers, the Company competes with independent manufacturing companies or groups of companies in both the CD-Audio and CD-ROM markets. In the United States CD-Audio market, the Company's competitors include Disctronics, Inc. ("Disctronics"), Disc Manufacturing Inc. (a subsidiary of Quixote Corporation) ("DMI"), JVC America, Inc. ("JVC") and Denon Electronics Inc. In 1995, the Company believes it was the third largest independent manufacturing company in the United States CD-Audio market. In the European CD-Audio market, the Company's competitors include Disctronics, MPO Disque Compact ("MPO"), Europe Optical Disc and CD Plant Manufacturing A.B. In 1995, the Company believes it was the third largest independent manufacturing company in the European CD-Audio market. In the United States CD-ROM market, the independent manufacturers who compete with Nimbus include DMI, KAO Infosystems Company ("KAO") and JVC. In 1995, the Company believes it was the second largest independent manufacturing company in the United States CD-ROM market. In the European CD-ROM market, the Company's competitors include KAO, MPO and Disctronics. In 1995, the Company believes it was the second largest independent manufacturing company in the European CD-ROM market. The Music Company Manufacturers, as well as several of the independent manufacturers, are larger and have greater financial resources than the Company.

      Other existing technologies also compete with the Company's products to deliver digital information. Portable media, such as digital audio tape, digital compact cassette and the mini-disc have been introduced commercially, but have failed to achieve widespread consumer acceptance. In addition, one-time recordable CDs ("CD-R") are available and are often used by the Company's customers to submit material for mastering. CD-R equipment retails at significantly higher prices and CD-R blank discs are significantly more expensive to manufacture. The Company does not expect any of these technologies to expand beyond their current market niches in the near future.

      Electronic on-line delivery of digital information through cable and modem, satellite transmission or through the Internet are potential future competitors to CD-ROM. The Company believes that current and projected transmission speeds and infrastructure limitations of on-line delivery systems will prevent them from replacing CD-ROM in the foreseeable future. For example, a conventional modem operating at a data transmission speed of 28.8 kilobits per second would take approximately two days to download an entire CD, which currently has a capacity of 650 megabytes. In addition, future advances in

CD-ROM technology such as higher speed drives and greater data compression could improve CD-ROM's advantages over potential competitive technologies.

The CD Manufacturing Process

      The CD manufacturing process, used in each of the Company's facilities, consists of three stages: (i) preproduction, (ii) replication and printing and
(iii) packaging and fulfillment. Except for preproduction, the manufacturing process is the same for both CD-Audio and CD-ROM.

      Preproduction. Preproduction of CDs consists of three distinct processes: pre-mastering, mastering and electroplating. Through these processes, metal stampers are created which contain the bytes of data in a digital format. The metal stampers are then mounted in the plastic injection molding equipment to create the disc. The preproduction process is critical to establishing the quality of the final product.

      For CD-Audio, the pre-mastering process consists of reviewing the customer-supplied material to ensure that no discernible defects occurred during the recording process. Once the material has passed the quality control process, the editor creates a table of contents to indicate the start and stop times of each audio track and downloads the data into a digital data format to be used in the mastering process.

      CD-ROM preproduction begins with the customer data supplied in any number of approved input media. The data is processed through a pre-mastering computer system where the data is formatted into the desired CD-ROM structure to ensure that the finished disc will be compatible with the intended operating system. The CD-ROM pre-master is then downloaded to a digital data cartridge for mastering.

      The mastering process forms the master image of the CD from which the polycarbonate replicas are molded. A laser beam recorder transfers the digital information from the data cartridges onto a photo-sensitive coating applied to a glass mastering substrate. This process creates the "glass master" with the characteristic CD pits etched in the photo-sensitive coating. The Security Band hologram can also be mastered onto the glass substrate at the same time that the content is mastered. The mastering process is critical to product quality. Any defect on the master will be replicated on all production discs; therefore, the mastering process takes place in a class 1000 cleanroom, an environment free of microscopic contaminants which can obscure large amounts of data. The Company uses the Nimbus-Halliday laser mastering system, manufactured by Nimbus Technology & Engineering, Inc., a former affiliate of the Company. The Company believes this mastering system is the only available technology currently able to master DVD formats. Each of the Company's senior technical managers has more than 10 years of experience with the equipment, which the Company believes will enable it to achieve maximum definition and resolution from this system. Using an electroforming process, the glass master yields nickel stampers in the image of the master. These stampers are mounted in the injection molding machines to replicate CDs. The Company's extensive experience with the system has created yields in excess of 90% and a reputation for producing high quality stampers.

      Replicating and Printing. The replication of CDs utilizes a fully integrated line process which incorporates a plastic injection molding press, metalizing equipment and lacquering machinery. High quality, CD grade polycarbonate is injected into the mold cavity where the metal stamper has been mounted. The Company's state of the art technology allows for press cycle times of less than 5 seconds per disc. The Company has begun utilizing dual cavity molding which permits a single press to generate two discs each cycle. The clear polycarbonate disc containing all of the digitized data is then covered with a metallic coating to provide for reflection of the reading laser beam in the player. Using equipment designed and manufactured by the Company, a thin layer of lacquer is applied over the metal to protect it and to serve as a base for printing on the disc. If a customer has requested an edge-to-edge hologram, it is at this stage in the process that a holographic shim containing the customer's unique art work will be used to emboss the hologram onto the disc. The disc is then re-metalized and lacquered to enhance the holographic image. The Company has organized each of its replicating facilities to incorporate its uniquely designed in-line manufacturing cells. This system permits decreased manning levels, higher operating efficiencies and reduced capital expenditures necessary to fund a line extension. In addition, it provides automatic in-line inspection for faster response to quality issues thus improving productivity.

      Printing, which is the final production process, is performed in batches off-line in order to take advantage of the high speed nature of the printing process while avoiding production delays typically required for printer setup. The Company's printing equipment includes both screen and offset printing processes, each capable of five color printing. The dual infeed capability of the printers effectively doubles the capacity of each printer. As a result, the Company has been able to reduce labor and required capital while improving production efficiency. The Company produces its own screens and can reuse a screen up to four times. High demand colors are purchased pre-mixed in order to reduce ink waste. Automated label inspection and print quality assurance are integrated with the screen printers to ensure high quality and to reduce the need for manual quality inspection.

      Packaging and Fulfillment. The Company maintains equipment to provide for most customer requested packaging configurations and effectively uses temporary labor provided by local agencies as well as local packaging contractors to manage unique, manual pack operations. Currently, the standard packaging configuration is a jewel box with customer supplied print material on the bottom and top sides of the box. The jewel box is generally shrink wrapped for protection. Product is generally shipped by common carrier; however, the Company will provide other methods of transport to ensure that critical delivery dates are met. The Company's acquisition of HLS expanded the variety of turnkey services offered to customers, including packaging design consultation, material procurement, packaging assembly and order fulfillment. The Company also has the capability to offer electronic order intake, either directly from the customer or via the Internet, and inbound telemarketing.


Suppliers

      Although the Company's practice is to seek reduced costs and enhanced quality by purchasing from a limited number of suppliers, all raw materials needed to manufacture the Company's CDs are readily available from numerous sources of supply at competitive prices. The principal raw materials used by the Company to manufacture CDs are CD grade polycarbonate, aluminum, UV curable lacquers and ink, all of which are available from multiple commercial sources. The Company maintains multiple sources of jewel boxes and trays for each of its manufacturing facilities.


Seasonality

      The Company's sales are seasonal, with peak sales activity normally occurring in the third fiscal quarter as retail chains increase inventory before the holiday season.

Geographic Segments

      The summary of the Company's operations by geographic area for fiscal years 1996, 1995 and 1994 set forth in Note 14 of Notes to Consolidated Financial Statements on page 23 of the Company's 1996 Annual Report to Stockholders is hereby incorporated by reference.

Employees

      As of March 31, 1996, the Company had 871 full-time employees, of which approximately 604 were hourly employees and 267 were salaried employees. None of the Company's employees is represented by a labor union or is subject to a collective bargaining agreement. The Company considers its employee relations to be good.


Patents and Trademarks

      The Company, like most other CD manufacturers, uses patented technology primarily under nonexclusive licenses from the holders of patents which generally provide for the payment of royalties based upon the number of CDs sold.

      The Company regards the design of some of its manufacturing equipment as proprietary and attempts to protect it with a combination of trade secret laws and nondisclosure agreements with key employees. There can be no assurance that such measures will provide meaningful protection for the Company's trade secrets, know-how and other proprietary information.


"Safe Harbor" Statement under the Private Securities Litigation
Reform Act of 1995

      The statements included or incorporated by reference into the Company's Securities and Exchange Commission filings and shareholder communications which are not historical facts are forward-looking statements that involve risks and uncertainties, including, but not limited to, the effect of changing CD technology and the possibility that, over time, CD technology could be replaced by another form of information storage and retrieval technology, the dependence of the Company's growth prospects on the development of new technologies that achieve market acceptance and create new demand for CDs and related services and the highly competitive nature of the CD manufacturing industry which may adversely affect prices for CDs and other aspects of the Company's business.


ITEM 2.   PROPERTIES

      The Company's headquarters is located off US Highway 29 in Ruckersville, Virginia, which is approximately 20 miles north of Charlottesville, Virginia and approximately 100 miles south of Washington, DC, on a 25-acre site with a 107,000 square foot facility, all of which the Company owns in fee simple. The facility has the capacity to produce 155,000 discs per day utilizing 12 press lines. The Company also owns an additional 237 acres of surrounding farmland.

      The Company leases approximately 42,000 square feet of office and manufacturing space adjacent to Donnelley's operating facility in Provo, Utah, primarily to satisfy its production requirements under the Stream CD-ROM Agreement. The lease expires in May 2000. The facility currently has the capacity to produce 145,000 discs per day utilizing 10 press lines.

      As a result of the HLS acquisition, the Company leases 82,000 square feet in Sunnyvale, California which includes administrative and sales offices as well as turnkey operations. Although, this facility currently has no CD manufacturing capabilities, the Company intends to install pressing lines and other equipment during fiscal 1997.

      The Company also leases sales office space in Gardena, California, Short Hills, New Jersey and Atlanta, Georgia.

      The Company's United Kingdom manufacturing facility is located in Cwmbran, Wales, which is 165 miles west of London. The 30,000 square foot building was constructed in 1986 and a recent addition has added 25,000 square feet. This facility's disc production capacity is approximately 233,000 discs per day using 15 press lines, of which two have twin cavity molding capability. The Company's United Kingdom subsidiary also leases four 12,000 square foot warehouses pursuant to three leases which are in the same industrial park and are used for packing services, warehousing and shipping. One lease expires in November 2001 and the other two expire in 2011.

      The Company's manufacturing facilities are equipped with specialized equipment and utilize extensive automation for the manufacture of its products. The Company believes that its property and equipment are in good operating condition and that its facilities are adequate to meet its current requirements.


ITEM 3.   LEGAL PROCEEDINGS

      On March 18, 1996, the Company received notification from the United States Environmental Protection Agency ("EPA") alleging that the Company is a Potentially Responsible Party ("PRP") for cleanup of surface water contamination at the Cherokee Oil Company Site (the "Site") in Charlotte, North Carolina which was used by the Company for disposal of certain byproducts of its manufacturing processes. Subsequently, the United States Department of Justice notified the Company that it intends to seek recovery of the approximately $6.0 million environmental clean-up costs incurred at the Site from the Company and 46 other PRPs, each of which is considered to be jointly and severally liable. At a meeting held June 27, 1996, the EPA indicated that it intends to allocate the clean-up costs among the PRPs based on the volume of product disposed at the Site by each PRP. The EPA has preliminarily determined that the Company's share of the clean-up costs, based on the EPA's estimate of the volume of material contributed by the Company to the Site, will be approximately 5% of the overall cost. Management of the Company intends to challenge the EPA's basis of allocation; however, management of the Company believes that the ultimate settlement of this matter will not have a material adverse effect on the the Company's financial position or results of operations.

      The Company is, from time to time, involved in litigation that it considers to be in the ordinary course of business.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted during the fourth quarter of fiscal 1996 to a vote of the Company's security holders.

                                    PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market and Price Information

      The information required by this section is incorporated by reference to the section entitled "Common Stock Information" appearing on the back inside cover of the Company's 1996 Annual Report to Stockholders.

Number of Stockholders

      As of June 6, 1996, there were 104 record holders of the Company's Common Stock.


Dividends

      The Company has not paid any dividends on its Common Stock, intends to retain all earnings for the operation and expansion of its business and does not anticipate paying cash dividends in the foreseeable future. Furthermore, the New Credit Agreement restricts the Company's ability to pay dividends. Any future determination as to the payment of cash dividends will depend upon the Company's results of operations, financial condition and capital requirements, lender consent under the New Credit Agreement and such other factors as the Company's Board of Directors deem relevant.


ITEM 6.   SELECTED FINANCIAL DATA

      The information required by this item is incorporated by reference to the section entitled "Selected Financial Data" appearing on page 9 of the Company's 1996 Annual Report to Stockholders.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The information required by this item is incorporated by reference to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on page 10 of the Company's 1996 Annual Report to Stockholders.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The information required by this item is incorporated by reference to the Consolidated Financial Statements, and the related notes thereto, Report of Independent Accountants and the Supplementary Quarterly Consolidated Financial Data on pages 17 through 24 of the Company's 1996 Annual Report to Stockholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

      With the exception of the information specifically incorporated by reference from the 1996 Annual Report to Stockholders in Parts II and IV of this Form 10-K, the Company's 1996 Annual Report to Stockholders is not to be deemed filed as part of this Form 10-K.

                                    PART III.


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this item concerning the Company's directors and executive officers is incorporated by reference to the information set forth in the sections entitled "Proposal No. 1: Election of Directors" and "Executive Officers of the Company" on pages 5 through 8 and pages 10 through 11 in the Company's definitive Proxy Statement for the 1996 Annual Meeting of Stockholders to be held on August 6, 1996 which will be filed with the Commission within 120 days after the end of the Company's fiscal year ended March 31, 1996.


ITEM 11. EXECUTIVE COMPENSATION

      The information required by this item concerning the executive compensation is incorporated by reference to the information set forth in the section entitled "Executive Compensation" on pages 12 through 22 in the Company's definitive Proxy Statement for the 1996 Annual Meeting of Stockholders to be held on August 6, 1996 which will be filed with the Commission within 120 days after the end of the Company's fiscal year ended March 31, 1996.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

      The information required by this item concerning the security ownership of certain beneficial owners and management is incorporated by reference to the information set forth in the section entitled "Securities Ownership of Certain Beneficial Owners and Management" on pages 3 through 5 in the Company's definitive Proxy Statement for the 1996 Annual Meeting of Stockholders to be held on August 6, 1996 which will be filed with the Commission within 120 days after the end of the Company's fiscal year ended March 31, 1996.



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this item concerning the certain relationships and related transactions is incorporated by reference to the information set forth in the section entitled "Certain Relationships and Transactions" on pages 22 through 25 in the Company's definitive Proxy Statement for the 1996 Annual Meeting of Stockholders to be held on August 6, 1996 which will be filed with the Commission within 120 days after the end of the Company's fiscal year ended March 31, 1996.

                                    PART IV.


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a)  The following documents are filed as part of this Form 10-K:

           1. Financial Statements. The following consolidated financial statements, and the related notes thereto, of the Company and the Report of the Independent Accountants are incorporated by reference to pages 13 through 24 of the Company's 1996 Annual Report to Stockholders:

                      Report of Coopers & Lybrand, L.L.P, Independent
                      Accountants.

                      Consolidated Balance Sheets as of March 31, 1996 and 1995.

                      Consolidated Statements of Income for the three years ended March 31, 1996, 1995 and 1994.

                      Consolidated Statement of Stockholder's Equity for the three years ended March 31, 1996, 1995 and 1994.

                      Consolidated Statements of Cash Flows for the three years ended March 31, 1996, 1995 and 1994.

                      Notes to Consolidated Financial Statements.


           2.    Schedules.


                      Report of Coopers & Lybrand, L.L.P, Independent
                      Accountants.

                      Schedule I   Condensed Financial Information of Registrant

                      Schedule II  Valuation and Qualifying Accounts

                 All other schedules are omitted because they are not applicable or required, or because the required information is included in the Consolidated Financial Statements or notes.


           3. Exhibits. The exhibits listed on the accompanying index to exhibits immediately following this Item 14 are filed as a part of, or incorporated by reference into, this Form 10-K.

      (b) Reports on Form 8-K. No reports on Form 8-K were filed during the last quarter of the Company's fiscal year ended March 31, 1996.

      (c)  Exhibits.  See Item 14(a)(3) above.

      (d)  Financial Statement Schedules.  See Item 14(a)(2) above.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     NIMBUS CD INTERNATIONAL, INC.



Dated: June 28, 1996                 /s/ L. Steven Minkel
                                     ---------------------------------
                                     L. Steven Minkel

                                     Executive Vice President, Chief
                                     Financial Officer and Secretary



      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on June 28, 1996.


                                     /s/ Lyndon J. Faulkner
                                     -------------------------------------
                                     Lyndon J. Faulkner
                                     Chairman of the Board of
                                     Directors, President, Chief Executive
                                     Officer (Principal Executive Officer)

                                     /s/ L. Steven Minkel
                                     -------------------------------------
                                     L. Steven Minkel
                                     Executive Vice President and
                                     Chief Financial Officer
                                     (Principal Financial Officer)

                                     /s/ Gary E. Krutul
                                     -------------------------------------
                                     Gary E. Krutul
                                     Controller (Principal Accounting
                                     Officer)


                                     */s/ Charles Ayres
                                     -------------------------------------
                                     Charles Ayres
                                     Director

                                     */s/ Darryl G. Behrman
                                     -------------------------------------
                                     Darryl G. Behrman
                                     Director

                                     */s/ Grant G. Behrman
                                     -------------------------------------
                                     Grant G. Behrman
                                     Director

                                     */s/ Robert M. Davidson
                                     -------------------------------------
                                     Robert M. Davidson
                                     Director

                                     */s/ David E. De Leeuw
                                     -------------------------------------
                                     David E. De Leeuw
                                     Director

                                     */s/ Anthony V. Dub
                                     -------------------------------------
                                     Anthony V. Dub
                                     Director

                                     */s/ Robert B. Hellman, Jr.
                                     -------------------------------------
                                     Robert B. Hellman, Jr.
                                     Director

                                     */s/ David E. King
                                     -------------------------------------
                                     David E. King
                                     Director


                                     */s/ George E. McCown
                                     -------------------------------------
                                     George E. McCown
                                     Director

                                     */s/ Glenn S. McKenzie
                                     -------------------------------------
                                     Glenn S. McKenzie
                                     Director

                                     */s/ David B. Wilson
                                     -------------------------------------
                                     David B. Wilson
                                     Director

- - ------------
* By L. Steven Minkel as Attorney-in Fact.

                        REPORT OF INDEPENDENT ACCOUNTANTS


The Stockholders and Directors
Nimbus CD International, Inc.:


Our report on the consolidated financial statements of Nimbus CD International, Inc. and subsidiaries has been incorporated by reference in this Form 10-K from page 24 of the Company's Annual Report to Stockholders for the fiscal year ended March 31, 1996. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in Item 14(a)(2) of this Form 10-K.

In our opinion, these financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


                                                     COOPERS & LYBRAND L.L.P.
Richmond, Virginia
May 23, 1996

                          NIMBUS CD INTERNATIONAL, INC.
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                          (Dollar amounts in thousands)

                            CONDENSED BALANCE SHEETS



                                                                   March 31,            March 31,
                                                                     1996                 1995
                                                                   ---------            ---------
                         ASSETS
Cash     .......................................................$         2            $      1
Prepaid expenses................................................        149                  20
Other assets....................................................      5,652               1,053
Investment in subsidiaries, at equity...........................     37,834              30,642
                                                                    -------             -------
     Total assets...............................................    $43,637             $31,716
                                                                    =======             =======

                        LIABILITIES
Accounts payable................................................         23                 642
Accrued expenses................................................        548                 591
Notes payable to subsidiary.....................................                         38,603
                                                                    -------             -------
     Total liabilties...........................................        571              39,836
                                                                    -------             -------

                STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.01 par value; 2,000,000 shares
     authorized; no shares issued or outstanding................
Common stock, $0.01 par value; 60,000,000 shares
     authorized; 38,973,173 shares issued; 20,829,962
     and 13,804,962 shares outstanding..........................        390                 390
Paid-in capital.................................................     66,734              41,275
Retained earnings...............................................     22,794              15,287
Cumulative foreign currency translation adjustments.............        241                 220
                                                                    -------             -------
                                                                     90,159              57,172

Treasury stock, at cost 18,143,211 and 25,168,211 shares........    (47,093)            (65,292)
                                                                   --------             -------
     Total stockholders' equity (deficit).......................     43,066              (8,120)
                                                                   --------            --------
         Total liabilties and stockholders' equity..............   $ 43,637            $ 31,716
                                                                   ========            ========


The information regarding long-term debt and credit agreements of subsidiaries contained in Note 8 of the Notes to Consolidated Financial Statements is incorporated herein by reference. Nimbus CD International, Inc., has guaranteed the repayment of the outstanding debt of its subsidiaries.

                          NIMBUS CD INTERNATIONAL, INC.
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                          (Dollar amounts in thousands)

                     CONDENSED STATEMENTS OF INCOME For the
                fiscal years ended March 31, 1996, 1995 and 1994

                                                                            1996            1995        1994
                                                                           -------        -------     ------
Equity in earnings of subsidiaries, net of applicable income tax......     $ 7,507        $ 8,200     $ 3,946
                                                                           =======        =======     =======

                       CONDENSED STATEMENTS OF CASH FLOWS
           For the fiscal years ended March 31, 1996, 1995, and 1994


                                                                            1996            1995        1994
                                                                          --------      ---------    --------
Cash flows from operating activities:
     Net income          .............................................    $  7,507      $   8,200    $  3,946
     Less undistributed earnings of subsidiaries......................      (7,507)        (8,200)     (3,946)
     Write-off of public offering and acquisition costs...............                      1,005
     Change in:
         Prepaid expenses.............................................       (129)           (13)           5
         Accounts payable.............................................       (619)            530         104
         Accrued expenses.............................................        (43)         (1,227)      2,546
         Other assets    .............................................         20              73         (37)
                                                                          -------       ---------    --------
                Net cash provided by (used in) operating activities...       (771)            368       2,618
                                                                          -------       ---------    --------

Cash flows from investing activities:
     (Payment) refund of costs related to proposed acquisition........                        112        (459)
     Advances to subsidiaries, net....................................     (4,267)           (483)         (3)
     Purchase of property and equipment...............................        (14)                        (33)
                                                                          -------       ---------    --------
         Net cash used in investing activities:.......................     (4,281)           (371)       (495)
                                                                          -------       ---------    --------

Cash flows from financing activities:
     Issuance (repurchase) of common stock............................     44,886          24,055      (1,863)
     Proceeds from issuance of warrants...............................                      1,750
     Proceeds from exercise of stock options..........................                      1,168
     Purchase of treasury stock.......................................                    (65,292)
     Payment of costs related to initial public offering..............     (1,230)           (281)       (415)
     Collection on note for sale of common stock......................                                    155
     Proceeds (repayments) of loans from subsidiaries, net............    (38,603)         38,603
                                                                          -------       ---------
         Net cash provided by financing activities....................      5,053               3      (2,123)
                                                                          -------       ---------    --------
                Increase in cash......................................          1
Cash, beginning of year  .............................................          1               1           1
                                                                          -------       ---------    --------

                Cash, end of year.....................................    $     2       $       1    $      1
                                                                          =======       =========    ========

The information regarding related party transactions contained in Note 12 of the Notes to Consolidated Financial Statements is incorporated herein by reference.

                          NIMBUS CD INTERNATIONAL, INC.
                                   SCHEDULE II

                        Valuation and Qualifying Accounts
                                 (In thousands)



                                               Additions--
                                  Balance at   Charged to    Acquisition                                Balance
                                   Beginning   Costs and         of        Deductions                   at End
Description                         of Year     Expenses      Business     Write-Offs(1) Adjustments(2) of Year
- - -----------                       ----------   -----------   ------------  ------------- -------------- -------
Allowance for doubtful accounts:

Fiscal year ended March 31, 1996    $  1,989      $  1,268          $50      $  1,246      $    (47)  $  2,014

Fiscal year ended March 31, 1995    $  2,518      $    514                   $  1,043      $     77   $  1,989

Fiscal year ended March 31, 1994    $  1,812      $  1,141                   $    435      $    (15)  $  2,518


(1) Represents accounts written off as uncollectible, net of collections on accounts previously written off.

(2)   Represents foreign currency translation adjustments of foreign subsidiary.

                                INDEX TO EXHIBITS


Exhibit
Number                      Exhibit Description
- - -------------------------------------------------------------------------------

3.1 Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1, Registration No. 33-75632 ("Registrant's 1995 S-1")).

3.2      Restated Bylaws of the Company (incorporated by reference to Exhibit
         3.2 to Registrant's 1995 S-1).

4.1 Form of Certificate Representing Common Stock (incorporated by reference to Exhibit 4.1 to Registrant's 1995 S-1).

4.2 Amended and Restated Credit Agreement among Nimbus CD International, Inc., Nimbus Manufacturing Inc., Nimbus Manufacturing (UK) Limited, The Chase Manhattan Bank, as agent, and the Lenders party thereto (incorporated by reference to Exhibit 4.2 to Registrant's 1995 S-1).

10.1 Limited Liability Company Agreement of 3dcd, L.L.C. dated as of June 28, 1995 between Nimbus Manufacturing Inc. and Applied Holographics Corporation (incorporated by reference to Exhibit 10.1 to Registrant's 1995 S-1).

10.2     Co-operation Agreement dated June 28, 1995 between Nimbus Manufacturing
         (UK) Limited and Applied Holographics Embossed Limited (incorporated by reference to Exhibit 10.2 to Registrant's 1995 S-1).

10.3 Stockholders Agreement (incorporated by reference to Exhibit 10.3 to Registrant's 1995 S-1).

10.4 Employment Agreement dated as of April 1, 1993 between the Company and Lyndon J. Faulkner (incorporated by reference to Exhibit 10.4 to Registrant's 1995 S-1).

10.5 Employment Agreement dated as of November 9, 1992 between the Company and L. Steven Minkel (incorporated by reference to Exhibit 10.5 to Registrant's 1995 S-1).

10.6 Employment Agreement dated as of March 8, 1993 between the Company and Robert J. Headrick (incorporated by reference to Exhibit 10.6 to Registrant's 1995 S-1).

10.7     Form of Indemnification Agreement (incorporated by reference to Exhibit
         10.7 to Registrant's 1995 S-1).

10.8 Amended and Restated Agreement by and between the Company, Nimbus Manufacturing Inc. and R.R. Donnelley & Sons Company dated as of April 1, 1995 (incorporated by reference to Exhibit 10.8 to Registrant's 1995 S-1).

10.9 Amended and Restated 1995 Nimbus CD International, Inc. Stock Option and Stock Award Plan.


10.10    Form of Registration Rights Agreement (incorporated by reference to
         Exhibit 10.10 to Registrant's 1995 S-1).

10.11 Asset Purchase Agreement, dated as of August 31, 1995 among Nimbus Software Services, Inc., HLS Duplication, Inc., Nimbus Manufacturing Inc. and Steven R. Sherman (incorporated by reference to Exhibit 10.11 to Registrant's 1995 S-1).

10.12 Nimbus CD International, Inc. 1995 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.12 to Registrant's 1995 S-1).

10.13 CD Disc License Agreement by and between U.S. Philips Corporation and Nimbus Records Inc. dated as of December 1, 1986 (incorporated by reference to Exhibit 10.13 to Registrant's 1995 S-1).

10.14 CD Disc License Agreement by and between Philips Electronics N.V. and Nimbus Manufacturing (UK) Ltd., dated as of August 31, 1994 (incorporated by reference to Exhibit 10.14 to Registrant's 1995 S-1).

10.15 Patent License Agreement by and between Nimbus Manufacturing Inc. and Thomson S.A., dated as of October 1, 1994 (incorporated by reference to Exhibit 10.15 to Registrant's 1995 S-1).

11.1     Computation of Net Income Per Share of Common Stock.

13.1 Portions of the 1996 Annual Report to Stockholders for the year ended March 31, 1996 expressly incorporated herein by reference.

21.1     Subsidiaries of the Registrant

24.1 Powers of attorney from officers and directors of the Company signing by an attorney-in-fact.

27.1     Financial Data Schedule