Form 10-Q
period 1996-06-30
NIMBUS CD INTERNATIONAL INC
filed 1996-08-14
CIK 919550

UNITED STATES
                                SECURITIES AND EXCHANGE COMMISSION

                                      Washington, D.C. 20549

- ----------------------------------------------------------------------------
                                            FORM 10-Q

- -----------------------------------------------------------------------------




(Mark One)

  X Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
- -----

For the quarterly period ended June 30, 1996

                                                OR

____ Transition Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period from ___________ to __________.

                                 Commission File Number: 0-26902

                                  NIMBUS CD INTERNATIONAL, INC.
                      (exact name of registrant as specified in its charter)

         Delaware                                     54-1651183
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)

                                 State Route 629, Guildford Farm
                                   Ruckersville, Virginia 22968

                             (Address of principal executive offices)

                                 Telephone Number (804) 985-1100
                       (Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                      Yes      X                   No     _____
                             -----

    As of August 13, 1996 there were 20,868,571 shares of the Registrant's Common Stock outstanding.

                                  NIMBUS CD INTERNATIONAL, INC.

                                              INDEX

                                  PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements:

        Condensed Consolidated Balance Sheets
        June 30, 1996 and March 31, 1996...............................3

        Condensed Consolidated Statements of Income
        Three months ended June 30, 1996 and 1995......................4

        Condensed Consolidated Statements of Cash Flows
        Three months ended June 30, 1996 and 1995......................5

        Notes to Condensed Consolidated Financial Statements...........6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations......................................8

                                    PART II. OTHER INFORMATION

Item 1. Legal Proceedings.............................................10

        Signatures....................................................11

PART I.  FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements

                          NIMBUS CD INTERNATIONAL, INC. AND SUBSIDIARIES

                               CONDENSED CONSOLIDATED BALANCE SHEET

                               (In thousands, except share amounts)

                                              ASSETS

                                                              June 30, 1996     March 31, 1996
                                                               (Unaudited)
Current assets:

  Cash and cash equivalents                                        $  6,923           $  3,593
  Accounts and notes receivable - trade, less allowances
    for doubtful accounts of $2,299 and $2,014                       25,730             26,121
  Inventories                                                         2,539              2,177
  Prepaid expenses                                                      862                729
  Deferred income taxes                                               1,777              1,766
                                                                       -----           --------
    Total current assets                                              37,831             34,386
                                                                      ------           -------
  Property, plant, and equipment, net                                 55,239             50,809
  Other assets and intangibles                                         5,590              5,558
                                                                       -----           --------
                                                                    $ 98,660           $ 90,753
                                                                    ========           ========


                               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

  Accounts payable                                                    8,341              6,437
  Current portion of long-term debt                                   2,715              1,463
  Accrued expenses and other liabilities                              8,367              7,297
  Income taxes payable                                                4,915              3,427
                                                                    --------            --------
    Total current liabilities                                        24,338             18,624
                                                                     ------             ------

Long-term debt                                                       24,724             24,668

Deferred income taxes                                                 4,412              4,395

Commitments and contingencies

Stockholders' equity:

    Preferred stock, $0.01 par value; authorized 2,000,000 shares; no shares issued or outstanding

    Common stock, $0.01 par value; 60,000,000 shares
      authorized; 39,011,782 and 38,973,173 shares issued;
      20,868,571 and 20,829,962 outstanding                             390                390
    Paid-in capital                                                  66,775             66,734
    Retained earnings                                                24,803             22,794
    Cumulative foreign currency translation adjustments                 311                241
                                                                 ----------         ----------
                                                                     92,279             90,159
      Treasury stock, at cost, 18,143,211 shares                   (47,093)           (47,093)
                                                                   --------           --------
        Total stockholders' equity                                   45,186             43,066
                                                                   --------             ------
                                                                   $ 98,660           $ 90,753
                                                                   ========           ========


     See accompanying notes to condensed consolidated financial statements.

                          NIMBUS CD INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                             (In thousands except per share amounts)

                                           (Unaudited)

                                                                 Three Months Ended June 30,
                                                                      1996             1995
Net sales                                                         $ 29,229         $ 21,307
Cost of goods sold                                                  21,277           14,097
                                                                    ------           ------
  Gross profit                                                       7,952            7,210

Selling, general and administrative expenses                         4,219            3,681
                                                                     -----            -----
  Operating income                                                   3,733            3,529

Interest expense                                                       600            1,772
Other (income) expenses, net                                          (80)              114
                                                                      ----              ---
  Income before income taxes                                         3,213            1,643

Provision for income taxes                                           1,204              649
                                                                     -----              ---

    Net income                                                     $ 2,009         $    994
                                                                   =======         ========

Net income (1995 is Pro forma for the Offerings)                   $ 2,009          $ 1,658
                                                                   =======          =======

Earnings per share (1995 is Pro forma for the Offerings)          $   0.09         $   0.07
                                                                  ========         ========

Weighted average shares outstanding                                 23,022           22,743
                                                                    ======           ======


     See accompanying notes to condensed consolidated financial statements.

                          NIMBUS CD INTERNATIONAL, INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                          (In thousands)
                                           (Unaudited)


                                                                  Three Months Ended June 30
                                                                       1996             1995
Cash flows from operating activities:

  Net income                                                       $  2,009          $   994
  Adjustments to reconcile net income to net cash provided by operating activities:

  Depreciation and amortization                                       2,050            1,849
  Deferred income taxes                                                                  395
  Settlement of royalty obligations                                                  (1,744)
  Other, net                                                              9               12
Change in operating assets and liabilities:

  Accounts receivable - trade                                           541            (497)
  Inventories                                                         (346)            (873)
  Prepaid expenses                                                    (123)          (1,673)
  Accounts payable                                                    1,826            (347)
  Accrued expenses                                                    1,046              535
  Income taxes payable                                                1,417              148
                                                                     ------         --------
  Net cash provided by (used in) operating activities                 8,429          (1,201)
                                                                     ------          -------

Cash flows from investing activities:

  Purchase of property, plant and equipment                         (5,920)          (3,392)
  Expenditures for computer software                                  (276)
  Proceeds from sale of equipment and other assets                                        15
  Other investing activities                                           (34)
                                                                   --------         --------
    Net cash used in investing activities                           (6,230)          (3,377)
                                                                    -------          -------

Cash flows from financing activities:

  Proceeds from exercise of stock options                                41
  Revolving credit borrowings, net                                    1,000            2,759
  Repayment of debt                                                                    (250)
  Payment of financing fees                                                            (105)
                                                                     ------           --------
    Net cash provided by financing activities                         1,041            2,404
                                                                     ------           --------
Effect of exchange rate changes on cash                                  90             (14)
  Net increase (decrease) in cash                                     3,330          (2,188)
                                                                     -------          -------
Cash and cash equivalents, beginning of period                        3,593            2,318
                                                                    -------         --------
    Cash and cash equivalents end of period                         $ 6,923         $    130
                                                                    =======         ========


     See accompanying notes to condensed consolidated financial statements.

                                  NIMBUS CD INTERNATIONAL, INC.

                       Notes to Condensed Consolidated Financial Statements
                                          (In thousands)

                                           (Unaudited)

1.      Preparation of Interim Financial Statements

        The condensed consolidated financial statements of Nimbus CD International, Inc. (referred to as "Nimbus" or the "Company") for the three month periods ended June 30, 1996 and 1995 have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, these statements include all adjustments necessary for a fair presentation of the financial position, operating results and cash flows of all interim reporting periods reported herein. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures prepared in accordance with generally accepted accounting principles have been either condensed or omitted pursuant to SEC rules and regulations. However, management believes that the disclosures made are adequate for a fair presentation of results of operations and financial position. It is suggested that these financial statements be read in conjunction with the Company's audited financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report to Stockholders incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996. The results of operations for the three months ended June 30, 1996 are not necessarily indicative of the results for the entire fiscal year ending March 31, 1997.

2.      Inventories

        Inventories consisted of the following:

                                                  June 30, 1996   March 31, 1996

Raw materials                                         $ 2,027          $ 1,849
Work-in-process                                           467              263
Finished goods                                             45               65
                                                   ------- --       ------- --
                                                      $ 2,539          $ 2,177
                                                      =======          =======

3.      Property, Plant and Equipment

        Property, plant and equipment consisted of the following:

                                                  June 30, 1996   March 31, 1996

 Land, buildings, and improvements                    $ 18,722         $ 18,652
 Machinery and equipment                                48,275           46,986
 Construction in progress                                6,641            1,549
                                                         -----            -----
                                                        73,638           67,187
 Less accumulated depreciation                        (18,399)         (16,378)
                                                      --------         --------

   Net property, plant and equipment                  $ 55,239         $ 50,809
                                                      ========         ========

4.      Commitments and Contingencies

        a) Capital Expenditures: At June 30, 1996, commitments for capital expenditures amounted to approximately $12,606.

        b) Royalties: The Company is party to various licensing agreements for technology associated with its product and the related manufacturing process under which the Company is obligated to pay royalties ranging from $.019 to $.048 per disc manufactured. In June 1995, the Company reached a settlement with one licensing company and reduced its accrued liability for this and certain other prior year royalties by $1,744. This royalty fee adjustment is reflected in cost of goods sold.

        c) Litigation and related matters: On March 18, 1996, the Company received notification from the United States Environmental Protection Agency ("EPA") alleging that the Company is a Potentially Responsible Party ("PRP") for the cleanup of surface water contamination at the Cherokee Oil Company Site ("the Site") in Charlotte, North Carolina which was used by the Company for the disposal of certain byproducts of its manufacturing processes. Subsequently, the U.S. Department of Justice notified the Company that it intends to seek recovery of the approximately $6.5 million environmental cleanup cost incurred at the Site from the Company and the other PRPs, each of which is considered jointly and severally liable. The EPA has preliminarily determined that the Company's share of the cleanup costs, based on the volume of material contributed by the Company to the Site, will be approximately 5% of the overall cost. The Company intends to challenge the EPA's basis of allocation, and has recorded a $200 provision for settlement costs associated with the cleanup of the Site. Management of the Company believes that the ultimate settlement of this matter will not have a material adverse effect on the Company's financial position or results of operations.

5.      Earnings Per Share

        Earnings per share is based on the weighted average number of outstanding common shares and dilutive options and warrants, determined by the treasury stock method using the average trading price of the Company's common stock during the three months ended June 30, 1996.

6.      Pro Forma Earnings Per Share

        The pro forma net income per share data presented in the accompanying condensed consolidated statement of income for the three months ended June 30, 1995 has been computed based upon the total number of shares issued and outstanding, net of treasury shares, at June 30, 1995, as adjusted for the following assumptions as if they had occurred on April 1, 1995: (i) the assumed exercise of then outstanding warrants and stock options, determined by the treasury stock method using the initial public offering price of $7.00 per share for options and warrants granted within one year prior to the October 31, 1995 Offering; (ii) the issuance by the Company of 6,350,000 shares of common stock in the Offering and 500,000 shares in the Private Placement; (iii) the application by the Company of the net proceeds of the Offering to repay $41.7 million of outstanding debt; (iv) an assumed average outstanding borrowing of $28,300 at an average interest rate of 9.2%, resulting in a reduction of interest expense of $1,071 ($407 net of tax) for the quarter ended June 30, 1995.

        Historical net income per share data for the fiscal 1995 period has been omitted as the historical capitalization of the Company prior to the Offering and Private Placement is not indicative of its capital structure following such events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended June 30, 1996 Compared to Three Months Ended June 30, 1995

Net Sales. Total discs sold increased 52.1% to 33.0 million units in the three months ended June 30, 1996 from 21.7 million discs in the same period of 1995. The increase was the result of a 148.1% increase in CD-ROM unit sales to 19.6 million discs in the three months ended June 30,1996 from 7.9 million discs in the same period of 1995. CD-Audio unit sales decreased 2.9% to 13.4 million units in the three months ended June 30, 1996 from 13.8 million units in the same period of 1995. In the United States, CD-ROM volume increased 170.2% to
15.4 million discs in the three month period ended June 30, 1996 from 5.7 million discs in the same period of 1995. United Kingdom CD-ROM sales volume increased 90.9% to 4.2 million discs from 2.2 million discs. CD-Audio sales decreased in the United States by 4.5% to 6.4 million discs in the quarter ended June 30, 1996 from 6.7 million discs in the same period of 1995, while the United Kingdom experienced a 2.8% decrease in CD-Audio unit sales to 7.0 million discs in the quarter ended June 30, 1996 from 7.2 million units in the same period of 1995. Net sales increased 37.1% to $29.2 million in the three months ended June 30, 1996 from $21.3 million in the same period of 1995 due to the increase in disc volume described above, combined with $2.2 million of turnkey and other related service revenues of Nimbus Software Services, Inc. ("NSS"), which was acquired on August 31, 1995. Average per disc selling price decreased from $.98 to $.82 for the quarters ended June 30, 1995 and 1996, respectively, or 19.5%. The price decline reflects the industry increase in production capacity in both North America and Europe, as well as lower disc prices realized under a vendor supply agreement, under which cost efficiencies resulting from increased production volumes are reflected in the disc sales price.

Gross Profit. Gross profit increased 11.1% to $8.0 million in the three months ended June 30, 1996 from $7.2 million in the same period of 1995. The gross profit for the period ended June 30, 1995 included the reversal of accrued royalties of $1.7 million to reflect a settlement reached with a licenser of technology regarding prior royalty obligations. See Note 4(b) of Notes to Condensed Consolidated Financial Statements. This adjustment was partially offset by a $0.4 million writedown of obsolete production equipment. Gross profit as a percent of net sales decreased to 27.4% in the three months ended June 30, 1996 from 33.8% in the same period of 1995. Exclusive of the two non-recurring adjustments noted above, gross profit as a percent of net sales for the three month period ending June 30, 1995 was 27.5%. The Company's gross profit margin during the first quarter of fiscal 1997 was unfavorably impacted by the additional revenues from the turnkey and collateral related services of NSS which have a lower gross margin than CD replication sales. Gross profit as a percent of net sales for CD replication was 29.7% for the quarter ended June 30, 1996. The improved gross margin on CD replication sales in the current quarter resulted from on-going cost control measures and production efficiencies resulting from the higher unit volumes, partially offset by higher assembly labor and shipping costs due to the shift in product mix towards CD-ROM. In addition, the Company incurred a higher level of factory overhead charges, primarily depreciation and equipment leasing expenses associated with the expansion of manufacturing capacity in both the United States and the United Kingdom. The Company anticipates improvement in gross profit as a percentage of sales as production volumes increase due to the installation of CD capacity in the Sunnyvale location beginning in the second fiscal quarter.

Selling, General and Administrative Expenses. Selling, general, and administrative expenses increased 13.5% to $4.2 million in the three months ended June 30, 1996 from $3.7 million in the same period of the prior year. As a percentage of net sales, selling, general and administrative expenses decreased to 14.4% in the three months ended June 30, 1996 from 17.4% in the same period of the prior year. The increase in the current year included a $0.2 million reserve for environmental clean-up costs and the prior year quarter included an $0.5 million increase in the allowance for doubtful accounts resulting, in part, from the filing for bankruptcy by one of the Company's customers. Excluding these non-recurring charges, selling, general and administrative expenses increased in the three months ended June 30, 1996 from the same period of 1995 due to the addition of NSS, higher personnel costs associated with the expansion of production capacity at the Sunnyvale facility, and increased sales and marketing expenses in support of expanded marketing efforts in the United States.

Operating Income. Operating income increased 5.7% to $3.7 million in the three months ended June 30, 1996 from $3.5 million in the same period of 1995. The increase in operating income was due to the higher unit sales mentioned above. Operating income as a percent of net sales decreased to 12.7% in the three months ended June 30, 1996 from 16.4% in the same period of 1995, reflecting the three non-recurring events in the period ended June 30, 1995 described above. Exclusive of these non-recurring items, operating income as a percent of net sales was 13.3%.

Interest Expenses. Interest expense decreased to $0.6 million in the three months ended June 30, 1996 from $1.8 million in the same period of 1995. The decrease in interest expense reflects the application of the proceeds of the Company's initial public offering in October 1995 to repay outstanding debt.

Income Taxes. Income taxes increased to $1.2 million in the three months ended June 30, 1996 from $0.6 million in the same period of the prior year on higher income before income taxes. The effective tax rate was 37.5% for the three months ended June 30, 1996 as compared with 39.5% for the prior year's quarter. The decrease in the Company's effective income tax rate reflects higher income in the fiscal quarter ended June 30, 1996 compared to the same period of the prior year for the United Kingdom operations, which has a lower statutory rate than the United States.

Liquidity and Capital Resources

Working capital, which consists primarily of cash, cash equivalents, accounts receivable, and inventories, was $13.5 million at June 30, 1996, compared to $15.8 million at March 31, 1996. Operating activities provided net cash of $8.4 million in the three month period ended June 30, 1996. Accounts payable and accrued expenses increased $2.9 million due to expenditures for capital equipment, and income taxes payable increased $1.4 million reflecting the increase in income before taxes.

Capital expenditures were $6.2 million for the three month period ended June 30, 1996. Capital expenditures in fiscal 1997 are related to the installation of CD manufacturing capacity at the Sunnyvale facility, the expansion of mastering capacity at the Provo facility, the addition of full DVD manufacturing capability at the Charlottesville facility, and equipment purchases to increase manufacturing process efficiencies. In addition, the Company expects to expend approximately $2.1 million on equipment, installation and implementation costs to upgrade its worldwide management information system, and $1.0 million on equipment to manufacture holographic CDs. The Company believes that these capital expenditures and working capital requirements will be financed through a combination of funds provided by operating activities and availability under its borrowing arrangements.

Seasonality and Quarterly Information

The Company's sales are seasonal, with peak sales activity normally occurring in the third fiscal quarter as retail chains increase inventory before the holiday season. As a result, operating income is typically higher in the third fiscal quarter as fixed operating costs are spread over generally higher sales volume. In addition, in order to provide for capacity demands, long lead time production equipment is typically ordered for delivery during the first fiscal quarter and, to a lesser extent, the second fiscal quarter. Equipment installations generally result in some level of production inefficiency which may have a negative impact on margins. The effect on margins may be amplified when equipment is installed in the lower sales volume first and second quarters. Further, pricing and unit volumes can impact comparative quarterly financial results either positively or negatively in a manner that may not necessarily be indicative of a full year's results.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On March 18, 1996, the Company received notification from the United States Environmental Protection Agency ("EPA") alleging that the Company is a Potentially Responsible Party ("PRP") for the cleanup of surface water contamination at the Cherokee Oil Company Site ("the Site") in Charlotte, North Carolina which was used by the Company for the disposal of certain byproducts of its manufacturing processes. Subsequently, the U.S. Department of Justice notified the Company that it intends to seek recovery of the approximately $6.5 million environmental cleanup cost incurred at the Site from the Company and the other PRPs each of which is considered jointly and severally liable. At a meeting held June 27, 1996, the EPA indicated that it intends to allocate the cleanup costs among the PRPs based on volume of product disposed at the site by each PRP. The EPA has preliminarily determined that the Company's share of the cleanup costs, based on the EPA's estimate of the volume of material contributed by the Company to the Site, will be approximately 5% of the overall cost. The Company has joined a group of major PRPs which has formed the Cherokee Sites Interim Group ("The Interim Group"), which is currently seeking to reduce the aggregate settlement costs to the major PRPs. The Company has recorded a $200,000 provision for settlement costs associated with the cleanup of the Site in the fiscal quarter ended June 30, 1996. Management of the Company believes that the ultimate settlement of this matter will not have a material adverse effect on the Company's financial position or results of operations.

The Company is, from time to time, involved in litigation that it considers to be in the ordinary course of business.

Item 6. Exhibits and Reports on Form 8-K

        A.     Exhibit 11 - Computation of Net Income Per Share of Common Stock

        B.     Reports on Form 8-K

               No reports on Form 8-K were filed during the quarter ended June 30, 1996.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 14, 1996

                                 NIMBUS CD INTERNATIONAL, INC.
                                 (Registrant)



                                 /s/ L. Steven Minkel
                                 --------------------
                                 L. Steven Minkel
                                 Executive Vice President and
                                 Chief Financial Officer



                                 /s/ Gary E. Krutul
                                 ------------------
                                 Gary E. Krutul
                                 Corporate Controller
                                 (Principal Accounting Officer)