Form 10-Q
period 1996-09-30
NIMBUS CD INTERNATIONAL INC
filed 1996-11-13
CIK 919550

13


                                     UNITED STATES
                           SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549
--------------------------------------------------------------------------------
                                       FORM 10-Q
--------------------------------------------------------------------------------




(Mark One)
  X         Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities
Exchange Act Of 1934

For the quarterly period ended September 30, 1996
                                           OR

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

                  Yes     X                     No    _____
                        -----

   As of November 11, 1996 there were 20,868,571 shares of the Registrant's Common Stock outstanding.

                             NIMBUS CD INTERNATIONAL, INC.

                                         INDEX


                             PART I. FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements:

      Condensed Consolidated Balance Sheets
      September 30, 1996 and March 31, 1996................3

      Condensed Consolidated Statements of Income
      Three and six months ended September 30, 1996 and 1995      4

      Condensed Consolidated Statements of Cash Flows Six months ended September
      30, 1996 and 1995.........5

      Notes to Condensed Consolidated Financial Statements.6

Item 2.     Management's Discussion and Analysis of Financial Condition
      and Results of Operations............................8


                               PART II. OTHER INFORMATION

Item 1.     Legal Proceedings.............................11

Item 4.     Submission of Matters to a Vote of Security Holders   11

Item 5.     Other Information.............................12

Item 6.     Exhibits and Reports on Form 8-K..............12

      Signatures..........................................13

PART I. FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements

                     NIMBUS CD INTERNATIONAL, INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED BALANCE SHEETS
                          (In thousands, except share amounts)

                                         ASSETS
                                                  September 30,    March 31,
                                                       1996           1996
                                                    (Unaudited)

Current assets:
  Cash and cash equivalents                           $  1,009        $  3,593
  Accounts and notes receivable, less allowances
   for doubtful accounts of $2,244 and $2,014           28,944          26,121
  Inventories                                            3,254           2,177
  Prepaid expenses                                       1,371             729
  Deferred income taxes                                  1,784           1,766
                                                   ---   -----    ---    -----
   Total current assets                                 36,362          34,386
                                                        ------    -     ------
  Property, plant, and equipment, net                   60,256          50,809
  Other assets and intangibles                           6,403           5,558
                                                   ---   -----    ---    -----
                                                      $103,021        $ 90,753
                                                      ========        ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                       8,178           6,437
  Current portion of long-term debt                      3,976           1,463
  Accrued expenses and other liabilities                 8,549           7,297
  Income taxes payable                                   5,332           3,427
                                                   ---   -----    ---    -----
   Total current liabilities                            26,035          18,624
                                                   -    ------    -     ------

Long-term debt                                          23,877          24,668

Deferred income taxes                                    4,420           4,395

Stockholders' equity:
   Preferred stock, $0.01 par value; authorized
     2,000,000 shares; no shares issued or
     outstanding
   Common stock, $0.01 par value; 60,000,000
     shares authorized; 39,011,782 and 38,973,173
     shares issued; 20,868,571 and 20,829,962              390             390
     outstanding
   Paid-in capital                                      66,775          66,734
   Retained earnings                                    28,350          22,794
   Cumulative foreign currency translation                 267             241
                                                   ------- ---    -------  ---
   adjustments
                                                        95,782          90,159
     Treasury stock, at cost, 18,143,211 shares       (47,093)        (47,093)
      Total stockholders' equity                        48,689          43,066
                                                     $103,021         $ 90,753
                                                     =========        ========

         See accompanying notes to condensed consolidated financial statements.

                     NIMBUS CD INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (Dollars in thousands, except per share amounts)
                                      (Unaudited)

                                              Three months         Six months
                                            ended September           ended
                                                   30,            September 30,
                                               1996     1995      1996     1995

Net sales                                   $31,361  $30,545   $60,590  $51,852
Cost of goods sold                           21,960   21,563    43,237   35,659
                                             ------   ------    ------   ------
  Gross profit                                9,401    8,982    17,353   16,193

Selling, general and administrative           3,360    2,909     7,579    6,591
                                        -     ----- -  ----- -   ----- -  -----
expenses
  Operating income                            6,041    6,073     9,774    9,602

Interest expense                                671    1,735     1,271    3,506
Other (income) expense, net                   (110)     (23)     (190)       91
                                        --    ----- --- ---- --  ----- ----- --
  Income before income taxes                  5,480    4,361     8,693    6,005

Provision for income taxes                    1,933    1,552     3,137    2,202
                                        --    ----- -- ----- --  ----- -- -----

  Net income                                 $3,547   $2,809    $5,556   $3,803
                                             ======   ======    ======   ======

Net income (1995 is pro forma for the        $3,547   $3,451    $5,556   $5,109
                                             ======   ======    ======   ======
Offering)

Earnings per share (1995 is pro forma
  for the Offering)                         $  0.15  $  0.15   $  0.24  $  0.22
                                            =======  =======   =======  =======

Weighted average shares outstanding          23,052   22,743    23,037   22,743
                                             ======   ======    ======   ======


























         See accompanying notes to condensed consolidated financial statements.

                     NIMBUS CD INTERNATIONAL, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Dollars in thousands)
                                      (Unaudited)

                                                          Six months ended
                                                            September 30,
                                                           1996         1995

Cash flows from operating activities:
  Net income                                             $5,556       $3,803
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization                          4,296        3,694
   Deferred income taxes                                               1,156
   Gain on settlement of royalty obligations                         (1,744)
   Other, net                                                39           25
   Change in operating assets and liabilities, (1995 is net of acquisition):
     Accounts receivable                                (2,706)      (7,506)
     Inventories                                        (1,051)      (1,577)
     Prepaid expenses                                     (617)           26
     Accounts payable                                     1,735        1,720
     Accrued expenses                                     1,243          451
     Income taxes payable                                 1,812          860
                                                    --    -----   -----  ---
        Net cash provided by operating activities        10,307          908
                                                         ------   -----  ---

Cash flows from investing activities:
  Purchase of property, plant and equipment            (12,940)      (6,692)
  Acquisition of business, net of cash acquired                      (2,295)
  Expenditures for computer software                    (1,230)
  Other investing activities                               (12)        (293)
                                                    -----------   ---  -----

   Net cash used in investing activities               (14,182)      (9,280)
                                                       --------      -------

Cash flows from financing activities:
  Proceeds from exercise of stock options                    41
  Revolving credit borrowings, net                        1,250        5,051
  Proceeds of debt                                                     2,000
  Repayment of debt                                                    (500)
  Payment of costs related to initial public                           (132)
  offering
  Payment of financing fees                               _____        (301)
                                                                  ---  -----
   Net cash provided by financing activities              1,291        6,118
                                                    -     -----   --   -----

  Net increase (decrease) in cash                       (2,584)      (2,254)
                                                        -------      -------

Cash and cash equivalents, beginning of period            3,593        2,318
                                                    --    -----   --   -----

   Cash and cash equivalents, end of period              $1,009     $     64
                                                         ======     ========





         See accompanying notes to condensed consolidated financial statements.

                             NIMBUS CD INTERNATIONAL, INC.
                  Notes to Condensed Consolidated Financial Statements
                                 (Dollars in thousands)
                                      (Unaudited)

1.    Preparation of Interim Financial Statements
      The condensed consolidated financial statements of Nimbus CD International, Inc. (referred to as "Nimbus" or the "Company") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, these statements include all adjustments necessary for a fair presentation of the financial position, operating results and cash flows of all interim reporting periods reported herein. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures prepared in accordance with generally accepted accounting principles have been either condensed or omitted pursuant to SEC rules and regulations. However, management believes that the disclosures made are adequate for a fair presentation of results of operations and financial position. It is suggested that these financial statements be read in conjunction with the Company's audited financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report to Stockholders incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996. The results of operations for the three and six month periods ended September 30, 1996 are not necessarily indicative of the results for the entire fiscal year ending March 31, 1997.

2.    Inventories
      Inventories consisted of the following:

                                                  September 30,     March 31,
                                                       1996            1996

         Raw materials                                 $ 2,362      $ 1,849
         Work-in-process                                   530          263
         Finished goods                                    362
                                                 -----     ---
                                                                         65
                                                                         --
                                                      $ 3,254       $ 2,177
                                                      ========      =======

3.    Property, Plant and Equipment
      Property, plant and equipment consisted of the following:

                                                  September 30,     March 31,
                                                       1996            1996

         Land, buildings, and improvements            $ 18,783     $ 18,652
         Machinery and equipment                        50,831       46,986
         Construction in progress                       11,096
                                                        ------
                                                                      1,549
                                                        80,710       67,187
         Less accumulated depreciation                (20,454)     (16,378)
                                                      --------     --------

          Net property, plant and equipment          $ 60,256      $ 50,809
                                                     =========     ========

4.    Commitments and Contingencies
      a) Capital Expenditures: At September 30, 1996, commitments for capital expenditures amounted to approximately $5,759.

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

      c) Litigation and related matters: On March 18, 1996, the Company received notification from the United States Environmental Protection Agency ("EPA") alleging that the Company is a Potentially Responsible Party ("PRP") for the cleanup of surface water contamination at the Cherokee Oil Company Site (the "Site") in Charlotte, North Carolina which was used by the Company for the disposal of certain byproducts of its manufacturing processes. Subsequently, the U.S. Department of Justice notified the Company that it intends to seek recovery of the approximately $6.4 million environmental cleanup cost incurred at the Site from the Company and the other PRPs, each of which is considered jointly and severally liable. The EPA has preliminarily determined that the Company's share of the cleanup costs, based on the volume of material contributed by the Company to the Site, will be approximately 5% of the overall cost. The Company is challenging the EPA's basis of allocation, but has recorded a $300 provision for settlement costs associated with the cleanup of the Site. Management of the Company believes that the ultimate settlement of this matter will not have a material adverse effect on the Company's financial position or results of operations.

5.    Earnings Per Share
      Earnings per share is based on the weighted average number of outstanding common shares and dilutive options and warrants, determined by the treasury stock method using the average trading price of the Company's common stock during the three and six months ended September 30, 1996.

6.    Pro Forma Earnings Per Share
      The pro forma net income per share data presented in the accompanying condensed consolidated statement of income for the three and six month periods ended September 30, 1995 has been computed based upon the total number of shares issued and outstanding, net of treasury shares, at September 30, 1995, as adjusted for the following assumptions as if they had occurred on April 1, 1995: (i) the assumed exercise of then outstanding warrants and stock options, determined by the treasury stock method using the initial public offering price of $7.00 per share for options and warrants granted within one year prior to the October 31, 1995 Offering; (ii) the issuance by the Company of 6,350,000 shares of common stock in the Offering and 500,000 shares in a private placement; (iii) the application by the Company of the net proceeds of the Offerings to repay $41.7 million of outstanding debt; (iv) an assumed average outstanding borrowing of $28,300 at an average interest rate of 9.2%, resulting in a reduction of interest expense of $1,035 ($642 net of tax) and $2,106 ($1,306 net of tax) for the fiscal quarter and six month period ended September 30, 1995.

      Historical net income per share data for the fiscal 1995 periods has been omitted as the historical capitalization of the Company prior to the Offering and Private Placement is not indicative of its capital structure following such events.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS

Results of Operations

Three Months Ended June 30, 1996 Compared to Three Months Ended June 30, 1995

Net Sales. Total discs sold increased 11.1% to 36.9 million discs in the three months ended September 30, 1996 from 33.2 million discs in the same period of 1995. The increase was primarily due to a 23.1% increase in CD-ROM unit sales to
19.7 million discs in the three months ended September 30, 1996 from 16.0 million discs in the same period of 1995. CD-Audio unit sales decreased 0.5% to
17.2 million units in the three months ended September 30, 1996 from 17.3 million units in the same period of 1995. In the United States, CD-ROM volume increased 20.9% to 15.6 million discs in the second fiscal quarter of 1997 from
12.9 million discs in the same period of fiscal 1996. United Kingdom CD-ROM volume increased 35.5% to 4.2 million discs from 3.1 million discs. CD-Audio volume decreased in the United States by 2.4% to 8.1 million discs in the three months ended September 30, 1996 from 8.3 million discs while the United Kingdom experienced a 1.1% increase in CD-Audio sales units to 9.0 million discs during the second quarter of fiscal 1997 from 8.9 million units in the same period of fiscal 1996. Net sales increased 2.9% to $31.4 million in the three months ended September 30, 1996 from $30.5 million in the same period of 1995. CD revenues increased 3.1% to $29.8 million in the three months ended September 30, 1996 from $28.9 million in the second quarter of fiscal 1996, while turnkey and other related services of Nimbus Software Services, Inc. ("NSS"), acquired in August 1995, contributed $1.5 million and $1.3 million of revenues for the three month periods ended September 30, 1996 and 1995, respectively. The increase in net sales is due to the disc volume described above, offset by a decline in the average disc selling price from $0.87 to $0.81 for the three month periods ended September 30, 1995 and 1996, respectively, or 6.9%. The price decline reflects an industry increase in production capacity in both North America and Europe, as well as the increased number of unpackaged discs sold to equipment manufacturers which are included with the sales of CD-ROM drives. In addition, the Company has realized lower disc prices under a vendor supply agreement, under which cost efficiencies resulting from increased production volumes are reflected in the disc sales price.

The Company believes that disc sales in its third fiscal quarter ending December 31, 1996 will continue to reflect growth in its CD-ROM volume. While the Company expects continued strong demand for CD-ROM and CD-Audio products, net revenues in its third fiscal quarter continue to be dependent on product sales and packaging mix, and may be impacted by the effect of changes in demand for CD-Audio and CD-ROM products in the marketplace.

Gross Profit. Gross profit increased 4.4% to $9.4 million in the three months ended September 30, 1996 from $9.0 million in the same period of 1995. Gross profit as a percent of net sales increased to 30.0% in the three months ended September 30, 1996 from 29.4% in the same period of 1995. The Company's gross profit margin during the second quarter of fiscal 1997 was unfavorably impacted by the absorption of factory overhead charges at the Sunnyvale facility resulting from increases in labor and equipment to achieve full CD capacity capability, which was not supported by disc volumes. Exclusive of the Sunnyvale facility, gross profit as a percent of sales was 33.8% and 30.2% for the quarters ended September 30, 1996 and 1995, respectively. The improved gross margin on CD replication sales was attributable to reduced raw material costs and increased per unit overhead efficiencies resulting from higher unit volumes. The Company anticipates improvement in gross margin as production volumes at the Sunnyvale facility increase in the third fiscal quarter.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 17.2% to $3.4 million in the three months ended September 30, 1996 from $2.9 million in the same period of 1995. As a percentage of net sales, selling, general and administrative expenses increased to 10.7% in the three months ended September 30, 1996 from 9.5% in the same period of the prior year. The increase in selling, general and administrative expenses is attributable to the addition of NSS, higher personnel costs associated with the installation of CD production capacity at the Sunnyvale facility, increased sales and marketing efforts in the United States, and expanded administrative support associated with the greater number of production facilities.

Operating Income. Operating income decreased 1.6% to $6.0 million in the three months ended September 30, 1996 from $6.1 million in the same period of 1995. The decrease in operating income primarily reflects the higher level of selling, general and administrative expenses mentioned above. Operating income as a percentage of net sales decreased 19.3% in the three months ended September 30, 1996 from 19.9% in the same period of 1995.

Interest Expenses. Interest expense decreased to $0.7 million in the three months ended September 30, 1996 from $1.7 million in the same period of 1995. The decrease in interest expense reflects the application of the proceeds of the Company's initial public offering in October 1995 to repay outstanding debt.

Income Taxes. Income taxes increased to $1.9 million in the three months ended September 30, 1996 from $1.6 million in the same period of 1995. The increase in income tax expense is attributable to the increase in income before taxes. The effective tax rate was 35.3% for the three months ended September 30, 1996 as compared with 35.6% for the three month period ended September 30, 1995.

Six Months Ended September 30, 1996 and 1995

Net Sales. Total discs sold increased 27.3% to 69.9 million discs in the six months ended September 30, 1996 from 54.9 million discs in the same period of 1995. The increase resulted primarily from a 65.1% increase in CD-ROM volume to
39.3 million discs from 23.8 million discs for the six month period ended September 30, 1996 and 1995, respectively. The increase in CD-ROM unit sales was experienced both in the United States, which increased 66.9% to 31.0 million discs in fiscal 1997 from 18.6 million discs in fiscal 1996 and in the United Kingdom which increased 56.6% to 8.3 million discs from 5.3 million discs for the six months ended September 30, 1996 and 1995, respectively. Overall, CD-Audio unit volume decreased 1.6% to 30.6 million units for the six months ended September 30, 1996 from 31.1 million discs in the same period of the prior fiscal year. The CD-Audio volume decrease was 3.3% to 14.5 million units in the United States and remained constant at 16.1 million units in the United Kingdom for the first six months of fiscal 1997. Net sales increased 16.8% to $60.6 million for the six months ended September 30, 1996 from $51.9 million for the same period of 1995. Approximately $6.2 million of the sales increase is due to the increase in disc volume offset by a decrease in the average disc selling price from $0.92 to $0.81, or 12.0%, and $2.5 million of the increased sales is due to turnkey and other related services of NSS, which was acquired August 31, 1995.

Gross Profit. Gross profit increased 7.4% to $17.4 million for the six month period ended September 30, 1996 from $16.2 million in the same period of 1995. The gross profit for the period ended September 30, 1995 included the reversal of accrued royalties of $1.7 million to reflect a settlement reached with a licenser of technology regarding prior royalty obligations. See Note 4(b) of Notes to Condensed Consolidated Financial Statements. This adjustment was partially offset by a $0.4 million writedown of obsolete production equipment. Gross margin decreased to 28.6% in the six month period ended September 30, 1996 from 31.2% in the same period of 1995. Exclusive of the two non-recurring adjustments noted above, gross profit as a percent of net sales for the six month period ended September 30, 1995 was 28.6%. The Company's gross profit margin during the six month period ended September 30, 1996 was unfavorably impacted by the additional revenues from the turnkey and collateral related services of NSS, which have a lower gross margin than CD replication sales, and the absorption of factory overhead charges related to the start up of CD capacity at the Sunnyvale facility.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 15.2% to $7.6 million in the six month period ended September 30, 1996 from $6.6 million in the same period of 1995. The increase in the current year includes a $0.3 million reserve for environmental clean-up costs as well as higher administrative support and expanded sales and marketing costs due to the greater number of production facilities. The prior year included an increase of $0.5 million in the allowance for doubtful accounts resulting, in part, from the filing for bankruptcy by one of the Company's customers. As a percentage of net sales, selling, general and administrative expenses decreased to 12.5% in the six months ended September 30, 1996 from 12.7% in the same period of 1995.

Operating Income. Operating income increased 2.1% to $9.8 million in the six month period ended September 30, 1996 from $9.6 million in the same period of 1995. The increase in operating income primarily reflects the higher unit volume mentioned above. Operating income as a percent of net sales declined to 16.1% in the six months ended September 30, 1996 from 18.5% in the same period of 1995.

Interest Expense. Interest expense decreased to $1.3 million in the six months ended September 30, 1996 from $3.5 million in the same period of 1995. The decrease in interest expense reflects the application of the proceeds of the Company's initial public offering in October 1995 to repay outstanding debt.

Income Taxes. Income tax expense increased to $3.1 million in the six months ended September 30, 1996 from $2.2 million in the same period of 1995. The effective tax rate was 36.1% for the six months ended September 30, 1996 as compared with 36.7% for the same period of 1995. The decrease in the effective tax rate reflects the higher percentage of income attributable to United Kingdom operations, which has a lower statutory rate than the United States.

Liquidity and Capital Resources

Working capital was $10.3 million at September 30, 1996, compared to $15.8 million at March 31, 1996. Accounts receivable increased $2.7 million for the six month period ended September 30, 1996 due to higher sales volumes and inventories increased $1.1 million to support the increased level of seasonal sales. Accounts payable and accrued expenses increased $3.0 million for the six month period ended September 30, 1996, largely reflecting the remaining amounts due for equipment purchases.

Capital expenditures were $14.2 million for the six month period ended September 30, 1996. Capital expenditures in fiscal 1997 are related to the installation of CD manufacturing capacity at the Sunnyvale facility, the expansion of mastering capacity at the Provo facility, the addition of full Digital Video Disc (DVD) manufacturing capacity at the Charlottesville facility, and equipment purchases to increase manufacturing process efficiencies. In addition, the Company expects to spend approximately $2.1 million on equipment installation and implementation costs to upgrade its worldwide management information system, and $1.0 million to manufacture holographic CDs. The Company believes that these capital expenditures and working capital requirements will be financed through a combination of funds provided by operating activities and availability under its borrowing arrangements.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

On March 18, 1996, the Company received notification from the United States Environmental Protection Agency ("EPA") alleging that the Company is a
Potentially Responsible Party ("PRP") for the cleanup of surface water contamination at the Cherokee Oil Company Site ("the Site") in Charlotte, North Carolina which was used by the Company for the disposal of certain byproducts of its manufacturing processes. Subsequently, the U.S. Department of Justice notified the Company that it intends to seek recovery of the approximately $6.4 million environmental cleanup cost incurred at the Site from the Company and the other PRPs each of which is considered jointly and severally liable. At a meeting held June 27, 1996, the EPA indicated that it intends to allocate the cleanup costs among the PRPs based on volume of product disposed at the site by each PRP. The EPA has preliminarily determined that the Company's share of the cleanup costs, based on the EPA's estimate of the volume of material contributed by the Company to the Site, will be approximately 5% of the overall cost. The Company has joined a group of major PRPs which has formed the Cherokee Sites Interim Group ("The Interim Group"), which is currently seeking to reduce the aggregate settlement costs to the major PRPs. The Company has recorded a $300,000 provision for settlement costs associated with the cleanup of the Site. Management of the Company believes that the ultimate settlement of this matter will not have a material adverse effect on the Company's financial position or results of operations.

From time to time, the Company is involved in litigation that it considers to be in the normal course of business.

Item 4.  Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Shareholders held on August 6, 1996, the following individuals were elected to the Board of Directors:

                              Votes For     Votes Withheld
      Charles Ayres           18,345,403         7,628
      Darryl G. Behrman       18,345,403         7,628
      Grant G. Behrman        18,345,403         7,628
      Robert H. Davidson      18,345,403         7,628
      David E. De Leeuw       18,345,403         7,628
      Anthony V. Dub          18,345,403         7,628
      Lyndon J. Faulkner      18,345,403         7,628
      Robert B. Hellman,      18,345,403         7,628
      Jr.
      David E. King           18,345,403         7,628
      George E. McCown        18,345,403         7,628
      Glenn S. McKenzie       18,345,403         7,628
      David B. Wilson         18,345,403         7,628

The following proposals were approved at the Company's Annual Meeting:

                                  Affirmative    Negative Votes  Votes Withheld
                                      Votes
Ratify the appointment of
Coopers & Lybrand L.L.P. as        18,344,423         4,683          3,925
independent auditors for the
fiscal year ending March 31, 1997

Item 5.  Other Information

On September 1, 1996, David B. Wilson resigned from the Company's Board of Directors.

Item 6.  Exhibits and Reports on Form 8-K

      A.    Exhibit 11 - Computation of Net Income Per Share of Common Stock

      B.    Reports on Form 8-K
            No reports on Form 8-K were filed during the quarter ended September 30, 1996.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 12, 1996

                  ......            NIMBUS CD INTERNATIONAL, INC.
                  ......            (Registrant)



                  ......            /s/ L. Steven Minkel
                                    --------------------
L. Steven Minkel
                  ......            Executive Vice President and
                  ......            Chief Financial Officer



                  ......            /s/ Gary E. Krutul
                                    ------------------
                  ......            Gary E. Krutul
                  ......            Corporate Controller
                  ......            (Principal Accounting Officer)

                                                                      Exhibit 11

                             NIMBUS CD INTERNATIONAL, INC.
                  COMPUTATION OF NET INCOME PER SHARE OF COMMON STOCK
                     (Dollars in thousands, except per share data)
                                      (Unaudited)

                                        Three months ended   Six months ended
                                           September 30,       September 30,
                                             1996      1995      1996      1995

Primary and Fully Diluted (A):

Weighted average common shares             20,869    13,805    20,854    13,805
outstanding

Net additional  common shares  issuable  upon exercise of dilutive  warrants and stock  options,  determined  by the treasury  stock method using the estimated initial public offering price for options and warrants granted within one year prior to the Offering and Private Placement and
  the average market price for options      2,183     2,088     2,183     2,088
  and warrants outstanding in periods
  after the Offering and Private
  Placement

Issuance of common shares by the
  Company in the Offering and Private      ______     6,850     _____     6,850
                                           ------ --  -----     ----- --  -----
  Placement

Common shares and equivalents - 1995
  is pro forma for the Offering and        23,052    22,743    23,037    22,743
                                        =  ====== =  ====== =  ====== =  ======
  Private Placement

Net income - 1995 is pro forma for the
  Offering and Private Placement          $ 3,546   $ 3,451   $ 5,556   $ 5,109
                                          =======   =======   =======   =======

Earnings per share - 1995 is pro forma
  for the Offering and Private           $   0.15  $   0.15  $   0.24  $   0.22
                                         ========  ========  ========  ========
  Placement

(A) See Notes 5 and 6 of Notes to Condensed Consolidated Financial Statements.