Form 10-Q
period 1996-12-31
NIMBUS CD INTERNATIONAL INC
filed 1997-02-13
CIK 919550

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

------------------------------------------------------------------------------
                                    FORM 10-Q
------------------------------------------------------------------------------

(Mark One)
  X         Quarterly Report Pursuant To Section 13 Or 15(d) Of The
Securities Exchange Act Of 1934

For the quarterly period ended December 31, 1996

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

                               623 Welsh Run Road
                          Ruckersville, Virginia 22968
                    (Address of principal executive offices)

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

                  Yes     X                     No    _____
                        -----
   As of February 11, 1997 there were 20,869,575 shares of the Registrant's Common Stock outstanding.

                          NIMBUS CD INTERNATIONAL, INC.
                                      INDEX


                          PART 1. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements:

        Condensed Consolidated Balance Sheet
        December 31, 1996 and March 31, 1996.....................3

        Condensed Consolidated  Statements of Income Three and
        nine months ended December 31, 1996 and 1995.............4

        Condensed Consolidated Statements of Cash Flows
        Nine months ended December 31, 1996 and 1995.............5

        Notes to Condensed Consolidated Financial Statements.....6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations................................8


                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings.......................................11

Item 6. Exhibits and Reports on Form 8-K........................11

        Signatures..............................................12

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                NIMBUS CD INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                  (Dollars in thousands, except share data)

                                            December 31,       March 31,
                                                1996              1996
                                             (Unaudited)
                  ASSETS
Current Assets:
   Cash and cash equivalents ..................$   3,743       $   3,593

   Accounts and notes receivable, less
      allowances for doubtful accounts of .....   34,423          26,121
      $2,153 and $2,014
   Inventories ................................    2,939           2,177
   Prepaid expenses ...........................      782             729
   Deferred income taxes ......................    1,750           1,766
                                                   -----           -----
      Total current assets ....................   43,637          34,386
                                                  ------          ------
   Property, plant, and equipment, net ........   63,006          50,809
   Other assets and intangibles ...............    6,622           5,558
                                                   -----           -----
                                               $ 113,265       $  90,753
                                               =========       =========

   LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
   Accounts payable ...........................$   7,819       $   6,437
   Current portion of long-term debt ..........    4,811           1,463
   Accrued expenses ...........................   10,628           7,297
   Income taxes payable .......................    5,912           3,427
                                                   -----           -----
      Total current liabilities ...............   29,170          18,624
                                                  ------          ------

Long-term debt ................................   25,113          24,668

Deferred income taxes .........................    4,417           4,395

Stockholders' equity:
   Preferred stock, $0.01 par value;
      authorized 2,000,000 shares, no
      shares issued or outstanding
   Common stock, $0.01 par value,
      60,000,000 shares authorized
      39,011,782 and 38,973,173 shares
      issued; 20,869,575 and 20,829,962
      shares outstanding.......................      390             390
   Paid-in capital ............................   66,775          66,734
   Retained earnings ..........................   33,861          22,794
   Cumulative foreign currency translation
   adjustments.................................      629             241
                                                     ---             ---
                                                 101,655          90,159

   Treasury stock, at cost, 18,142,207 and
   18,143,211 shares...........................  (47,090)        (47,093)
   ----------                                    -------         -------

   Total stockholders' equity .................   54,565          43,066
                                                  ------          ------
                                               $ 113,265      $   90,753
                                               =========      ==========

                       See accompanying notes to condensed
                       consolidated financial statements.

                          NIMBUS CD INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in thousands, except per share data)
                                   (Unaudited)

                                    Three months ended   Nine months ended
                                         December 31,       December 31,
                                         1996     1995       1996   1995

Net sales                             $40,352  $36,645   $100,942  $88,497
Cost of goods sold                     27,467   26,765     70,704   62,424
                                       ------   ------     ------   ------
   Gross profit                        12,885    9,880     30,238   26,073

Selling, general and administrative     3,802    2,667     11,381    9,258
expenses                                -----    -----     ------    -----
   Operating income                     9,083    7,213     18,857   16,815

Interest expense                          701    1,103      1,972    4,609
Other (income) expense, net             (103)     (99)      (293)      (8)
                                         ----      ---       ----       --
   Income before income taxes and
   extraordinary item                   8,485    6,209     17,178   12,214

Provision for income taxes              2,975    2,229      6,112    4,431
                                        -----    -----      -----    -----
   Income before extraordinary item     5,510    3,980     11,066    7,783

Extraordinary item-extinguishment                2,951               2,951
   of debt (less income tax benefit of
   $1,213)
   Net income                          $5,510   $1,029    $11,066   $4,832
                                       ======   ======    =======   ======

Net income (1995 is pro forma for
the Offering)                          $5,510   $4,257    $11,066   $9,366
                                       ======   ======    =======   ======

Earnings per share (1995 is pro
   forma for the Offering)              $0.24    $0.19      $0.48    $0.41
                                        =====    =====      =====    =====

Weighted average shares outstanding    23,011   22,958     22,886   22,790
                                       ======   ======     ======   ======

                       See accompanying notes to condensed
                       consolidated financial statements.

                NIMBUS CD INTERNATIONAL, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                         Nine months ended
                                                             December 31,
                                                            1996     1995
Cash flows from operating activities:
   Net income                                            $11,066   $4,832
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Extraordinary write-off of financing costs,
         excluding costs of terminating interest rate
         swap agreements                                            2,047
      Depreciation and amortization                        6,893    5,797
      Deferred income taxes                                         1,919
      Gain on settlement of royalty obligations                   (1,744)
      Other, net                                              15
   Change in operating assets and liabilities
   (1995 is net of acquisition):
      Accounts receivable-trade                          (7,453) (11,692)
      Inventories                                          (610)  (1,311)
      Prepaid expenses                                       (7)      632
      Accounts payable                                     1,422    (781)
      Accrued expenses                                     3,124      118
      Income taxes payable                                 1,984    2,059
                                                           -----    -----
         Net cash provided by operating activities        16,434    1,876
                                                          ------    -----

Cash flows from investing activities:
   Purchase of property, plant and equipment            (16,670)  (8,201)
   Acquisition of business, net of cash acquired                  (2,275)
   Other investing activities                              (112)    (975)
   Expenditures for computer software                    (1,054)    (526)
                                                         ------     ----
         Net cash used in investing activities          (17,836) (11,977)
                                                        -------  -------

Cash flows from financing activities:
   Proceeds from sale of common stock                              44,886
   Proceeds from exercise of stock options                    41
   Revolving credit borrowings, net                        2,250      334
   Proceeds of debt                                                 2,357
   Repayment of debt                                       (748) (37,000)
   Payment of costs related to initial public offering            (1,230)
   Payment of financing fees                               (119)  (1,140)
                                                           ----   ------
         Net cash provided by financing activities         1,424    8,207
                                                           -----    -----
Effect of exchange rate changes on cash                      128     (36)
                                                             ---     ---
   Net increase (decrease) in cash                           150  (1,930)
                                                             ---  ------
Cash and cash equivalents, beginning of period             3,593    2,318
                                                           -----    -----
         Cash and equivalents, end of period              $3,743     $388
                                                          ======     ====

                       See accompanying notes to condensed
                       consolidated financial statements.

                          NIMBUS CD INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)

1. Preparation of Interim Financial Statements

   The condensed consolidated financial statements of Nimbus CD International, Inc. (referred to as "Nimbus" or the "Company") have been prepared in accordance with the rules and regulations of the Securities and Exchange
   Commission ("SEC"). In the opinion of management, these statements include all adjustments necessary for a fair presentation of the financial position, operating results and cash flows of all interim reporting periods reported herein. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures prepared in accordance with generally accepted accounting principles have been either condensed or omitted pursuant to SEC rules and regulations. However, management believes that the disclosures made are adequate for a fair presentation of results of operations and financial position. It is suggested that these financial statements be read in conjunction with the Company's audited financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report to Stockholders incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended March 31,1996. The results of operations for the three and nine month periods ended December 31, 1996 are not necessarily indicative of the results for the entire fiscal year ending March 31, 1997.

2. Inventories
   Inventories consisted of the following:

                                       December 31,    March 31,
                                           1996           1996
       Raw materials                      $2,162         $1,849
       Work-in-process                       437            263
       Finished goods                        340             65
                                             ---             --
                                          $2,939         $2,177
                                      ==========      =========

3. Property, Plant and Equipment
   Property, plant and equipment consisted of the following:

                                       December 31,    March 31,
                                           1996           1996
       Land, buildings and               $19,171        $18,652
       improvements
       Machinery and equipment            53,003         46,986
       Construction in progress           14,508          1,549
                                          ------          -----
                                          86,682         67,187
       Less accumulated depreciation    (23,676)       (16,378)
                                        -------        -------
          Net property, plant and        $63,006        $50,809
          equipment                    =========      =========

4. Commitments and Other Matters:

      a) Capital Expenditures: At December 31, 1996 commitments for capital expenditures amounted to approximately $4,831.

      b) Royalties: The Company is party to various licensing agreements for technology associated with its product and the related manufacturing process under which the Company is obligated to pay royalties ranging from $.012 to $.05 per disc manufactured. In June 1995, the Company reached a settlement with one licensing company and reduced its accrued liability for this and certain other prior royalties by $1,744. This royalty fee adjustment is reflected in cost of goods sold.

      c) Litigation and related matters: On March 18, 1996, the Company received notification from the United States Environmental Protection Agency ("EPA") alleging that the Company is a Potentially Responsible Party ("PRP") for the cleanup of surface water contamination at the Cherokee Oil Company Site (the "Site") in Charlotte, North Carolina which was used by the Company for the disposal of certain byproducts of its manufacturing process. Subsequently, the U.S. Department of Justice notified the Company that it intends to seek recovery of the approximately $6,400 environmental cleanup cost incurred at the site from the Company and other PRP's, each of which is considered jointly and severally liable. The EPA has preliminarily determined that the Company's share of the cleanup costs, based on the volume of material contributed by the Company to the Site, will be approximately 5% of the overall cost. The Company intends to challenge the EPA's basis of allocation, but has recorded a $300 provision for settlement costs associated with the cleanup of the Site. Management of the Company believes that the ultimate settlement of this matter will not have a material adverse effect on the Company's financial position or results of operations.

5. Subsequent Events - EuroNimbus, S.A.

   On January 29, 1997, the Company completed the formation of EuroNimbus, S.A. ("EuroNimbus") and announced plans to build a new, full service compact disc replication plant in Luxembourg. EuroNimbus is owned 70% by Nimbus and 30% by Saarbrucker Zeitung Verlag und Druckerei, Gmbh, and will invest approximately $17 million for the new plant and associated equipment. The capital project is anticipated to be financed by a combination of government grants and loans, new borrowing, and shareholder contributions. It is expected that the Nimbus contribution will be approximately $4 million.

6. Earnings Per Share

   Earnings per share is based on the weighted average number of outstanding common shares and dilutive options and warrants, determined by the treasury stock method using the average trading price of the Company's common stock during the three and nine month periods ending December 31, 1996.

7. Pro Forma Earnings per Share

   The pro forma net income per share data presented in the accompanying condensed consolidated statements of income for the three and nine month periods ended December 31, 1995 has been computed based upon the total number of shares issued and outstanding, net of treasury shares, at December 31, 1995, as adjusted for the following assumptions as if they had occurred on April 1, 1995: (i) the assumed exercise of then outstanding warrants and stock options, determined by the treasury stock method using the public offering price of $7.00 per share for options and warrants granted within one year prior to the October 31, 1995 Offering and the average market price for options and warrants outstanding in periods after the Offering; (ii) the issuance by the Company of 6,350,000 shares of common stock in the Offering and 500,000 shares in a private placement; (iii) the application by the Company of the net proceeds of the Offerings to repay $41.7 million of outstanding debt; and (iv) an assumed average outstanding borrowing of $28,300 at an average interest rate of 9.2%, resulting in a reduction of interest expense of $445 ($276 net of tax) and $2,551 ($1,582 net of tax) for the fiscal quarter and nine month period ended December 31, 1995.

   Historical net income per share data for the fiscal 1995 periods has been omitted as the historical capitalization of the Company prior to the Offering and Private Placement is not indicative of its capital structure following such events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended December 31, 1996 and 1995

Net Sales. Total discs sold increased 33.3% to 50.0 million discs in the three months ended December 31, 1996 from 37.5 million discs in the same period of 1995. The increase was primarily due to a 51.9% increase in CD-ROM unit sales to
31.3 million discs in the three months ended December 31, 1996 from 20.6 million discs in the same period of 1995. CD-Audio unit sales increased 10.0% to 18.7 million units in the three months ended December 31, 1996 from 17.0 million units in the same period of 1995. In the United States, total discs sold increased 42.3% to 31.6 million units in the three months ended December 31, 1996 from 22.2 million units in the same period of 1995. The increase was primarily due to an additional 5.1 million discs from the Company's Sunnyvale facility which commenced CD production in August, 1996. United States CD-ROM volume increased 57.2% to 22.8 million discs in the third fiscal quarter of 1997 from 14.5 million discs in the same period of fiscal 1996. CD-Audio volume increased in the United States by 15.6% to 8.9 million discs in the three months ended December 31, 1996 from 7.7 million discs in the third quarter of fiscal 1996. United Kingdom total unit sales increased 18.8% to 18.3 million discs in the three months ended December 31, 1996 from 15.4 million discs in the same period of 1995. CD-ROM volume increased 39.3% to 8.5 million discs from 6.1 million discs while CD-Audio sales units increased 5.4% to 9.8 million discs during the third quarter of fiscal 1997 from 9.3 million units in the same period of fiscal 1996. Net sales increased 10.1% to $40.4 million in the three months ended December 31, 1996 from $36.7 million in the same period of 1995. CD revenues increased 18.0% to $38.7 million in the three months ended December 31, 1996 from $32.8 million in the third quarter of fiscal 1996, while turnkey and other related services of Nimbus Software Services, Inc. ("NSS") contributed $1.3 million and $4.9 million of revenues for the three month periods ended December 31, 1996 and 1995, respectively. The increase in net sales is due to the increase in disc volumes described above, offset by a decline in the average disc selling price from $0.84 to $0.77 for the three month periods ended December 31, 1995 and 1996, respectively, or 8.3%. The price decline reflects an industry increase in production capacity in both North America and Europe, a change in sales mix from audio, which has a higher per unit packaging configuration, to ROM, as well as a general decline in packaging pricing. In addition, the Company has realized lower disc prices under a vendor supply agreement, under which cost efficiencies resulting from increased production volumes are reflected in the disc sales price.

Gross Profit. Gross profit increased 30.3% to $12.9 million in the three months ended December 31, 1996 from $9.9 million in the same period of 1995. The gross profit for the three month period ended December 31, 1995 included the reversal of $0.3 million of accrued royalty expense resulting from settlements with licensors of CD technology. Gross profit as a percent of net sales increased to 31.9% in the three months ended December 31, 1996 from 27.0% in the same period of 1995. The increase in gross profit was primarily due to the higher unit volume mentioned above, improved labor and production efficiencies resulting from the higher unit volumes, and reduced raw material costs. In addition, the Company's gross profit margin during the third quarter of fiscal 1997 was favorably impacted by the change in production mix at the Sunnyvale facility from turnkey and collateral related services to CD replication, which sales have a higher gross margin. In future periods, the Company expects that cost of revenues as a percentage of net revenues will continue to be impacted by the mix of product sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 40.7% to $3.8 million in the three months ended December 31, 1996 from $2.7 million in the same period of 1995. As a percentage of net sales, selling, general and administrative expenses increased to 9.4% in the three months ended December 31, 1996 from 7.3% in the same period of the prior year. The prior year period includes a $0.2 million reversal of accrued pension reserves in the United Kingdom. The increase in selling, general and administrative expenses is attributable to higher legal and professional fees, travel and consulting fees incurred in association with the Company's management information system upgrade, and increased personnel, marketing, and bad debt expenses incurred due to the expanded sales and marketing efforts in the United States, and the increased level of sales noted above.

Operating Income. Operating income increased 26.4% to $9.1 million in the three months ended December 31, 1996 from $7.2 million in the same period of 1995. The increase in operating income primarily reflects the higher unit volume mentioned above. Operating income as a percentage of net sales increased to 22.5% in the three months ended December 31, 1996 from 19.7% in the same period of 1995.

Interest Expense. Interest expense decreased to $ 0.7 million in the three months ended December 31, 1996 from $1.1 million in the same period of 1995. The decrease in interest expense reflects the application of the proceeds of the Company's initial public offering in October 1995 to repay outstanding debt, as well as lower worldwide interest rates when compared to the same period in the prior fiscal year.

Income Taxes. Income tax expense increased to $3.0 million in the three months ended December 31, 1996 from $2.2 million in the same period of 1995. The increase in income tax expense is attributable to the increase in income before taxes. The effective tax rate was 35.0% for the three months ended December 31, 1996 as compared with 35.9% for the three month period ended December 31, 1995.

Nine Months Ended December 31, 1996 and 1995
--------------------------------------------

Net Sales. Total discs sold increased 29.8% to 119.9 million discs in the nine months ended December 31, 1996 from 92.4 million discs in the same period of 1995. The increase resulted primarily from a 59.0% increase in CD-ROM volume to
70.6 million discs from 44.4 million discs for the nine month period ended December 31, 1996 and 1995, respectively. The increase in CD-ROM unit sales was experienced both in the United States, which increased 62.7% to 53.7 million discs in fiscal 1997 from 33.0 million discs in fiscal 1996, and in the United Kingdom, which increased 47.4% to 16.8 million discs from 11.4 million discs for the nine months ended December 31, 1996 and 1995, respectively. Overall, CD-Audio unit volume increased 2.7% to 49.3 million units for the nine months ended December 31, 1995 from 48.0 million discs in the same period of the prior fiscal year. The CD-Audio volume increase was 3.1% to 23.4 million units in the United States and 2.2% to 25.9 million units in the United Kingdom for the first nine months of fiscal 1997. Net sales increased 14.0% to $100.9 million for the nine months ended December 31, 1996 from $88.5 million for the same period of 1995. Approximately $13.6 million of the sales increase is due to the increase in disc volume, offset by a decrease in the average disc selling price from $0.88 to $0.80, or 9.1%, while turnkey and other related services revenue declined 32.3% from $6.2 million to $4.2 million.

Gross Profit. Gross profit increased 15.7% to $30.2 million for the nine month period ended December 31, 1996 from $26.1 million in the same period of 1995. The gross profit for the period ended December 31, 1995 included the reversal of accrued royalties of $2.0 million to reflect settlements reached with licensors of technology regarding prior royalty obligations. See Note 4(b) of Notes to Condensed Consolidated Financial Statements. This adjustment was partially offset by a $0.4 million writedown of obsolete production equipment. Gross margin increased to 29.9% in the nine month period ended December 31, 1996 from 29.5% in the same period of 1995. Exclusive of the two non-recurring adjustments noted above, gross profit as a percent of net sales for the nine month period ended December 31, 1995 was 27.7%. The improved gross margin was attributable to reduced raw material costs and increased per unit labor and overhead efficiencies resulting from higher unit volumes, partially offset by higher leasing costs related to expanded production capacity and the absorption of factory overhead charges related to the start up of CD production at the Sunnyvale facility.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 22.6% to $11.4 million in the nine month period ended December 31, 1996 from $9.3 million in the same period of 1995. The increase in the current year includes a $0.3 million reserve for environmental clean-up costs, as well as higher administrative, personnel, professional and consulting fees, and expanded sales and marketing costs due to the greater number of production facilities and increased level of sales. The prior year included an increase of $0.5 million in the allowance for doubtful accounts resulting, in part, from the filing for bankruptcy by one of the Company's customers. As a percentage of net sales, selling, general and administrative expenses increased to11.3% in the nine months ended December 31, 1996 from 10.5% in the same period of 1995.

Operating Income. Operating income increased 12.5% to $18.9 million in the nine month period ended December 31, 1996 from $16.8 million in the same period of 1995. The increase in operating income primarily reflects the higher unit volume mentioned above. Operating income as a percent of net sales declined to 18.7% in the nine months ended December 31, 1996 from 19.0% in the same period of 1995.

Interest Expense. Interest expense decreased to $2.0 million in the nine months ended December 31, 1996 from $4.6 million in the same period of 1995. The decrease in interest expense reflects the application of the proceeds of the Company's initial public offering in October 1995 to repay outstanding debt.

Income Taxes. Income tax expense increased to $6.1 million in the nine months ended December 31, 1996 from $4.4 million in the same period of 1995. The effective tax rate was 35.6% for the nine months ended December 31, 1996 as compared with 36.3% for the same period of 1995. The decrease in the effective tax rate reflects the higher percentage of income attributable to United Kingdom operations, which has a lower statutory rate than the United States.

Liquidity and Capital Resources
-------------------------------

Working capital was $14.5 million at December 31, 1996 compared to $15.8 million at March 31, 1996. Accounts receivable increased $8.3 million for the nine month period ended December 31, 1996 due to higher sales volumes and inventories increased $0.8 million to support the increased level of seasonal sales. Accounts payable and accrued expenses increased $4.7 million for the nine month period ended December 31, 1996, largely reflecting the timing of income tax and royalty payments, and the remaining amounts due for equipment purchases.

Capital expenditures were $17.7 million for the nine months period ended December 31, 1996. Capital expenditures in fiscal 1997 are related to the installation of CD manufacturing capacity at the Sunnyvale facility, the expansion of mastering capacity at the Provo facility, the addition of full DVD manufacturing capacity at the Charlottesville facility, and equipment purchases to increase manufacturing process efficiencies. The Company believes that these capital expenditures and working capital requirements will be financed through a combination of funds provided by operating activities and availability under its borrowing arrangements.

On January 29, 1997 the Company completed the formation of EuroNimbus, S.A. ("EuroNimbus") and announced plans for the joint venture to build a new, 40,000 square foot CD replication plant in Luxembourg. See Note 5 of Notes to Condensed Consolidated Financial Statements. EuroNimbus will invest approximately $17 million for the new plant and accompanying mastering, replication, printing, and packaging equipment. The capital project is anticipated to be financed by a combination of governmental grants and loans, new borrowing, and shareholder contributions. It is expected that the Nimbus contribution will approximate $4 million.

Seasonality and Quarterly Information
-------------------------------------

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

"Safe Harbor" Statement
------------------------
(under the Private Securities Litigation Reform Act of 1995)

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

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings

On March 18, 1996, the Company received notification from the United States Environmental Protection Agency ("EPA") alleging that the Company is a
Potentially Responsible Party ("PRP") for the cleanup of surface water contamination at the Cherokee Oil Company Site (the "Site") in Charlotte, North Carolina which was used by the Company for the disposal of certain byproducts of its manufacturing processes. Subsequently, the U.S. Department of Justice notified the Company that it intends to seek recovery of the approximately $6.4 million environmental cleanup cost incurred at the Site from the Company and the other PRPs each of which is considered jointly and severally liable. At a meeting held June 27, 1996, the EPA indicated that it intends to allocate the cleanup costs among the PRPs based on the volume of product disposed at the Site by each PRP. The EPA has preliminarily determined that the Company's share of the cleanup costs, based on the EPA's estimate of the volume of material contributed by the Company to the Site, will be approximately 5% of the overall cost. The Company has joined a group of major PRPs which has formed the Cherokee Sites Interim Group ("The Interim Group"), which is currently seeking to reduce the aggregate settlement costs to the major PRPs. The Company has recorded a $300,000 provision for settlement costs associated with the cleanup of the Site. Management of the Company believes that the ultimate settlement of this matter will not have a material adverse effect on the Company's financial position or results of operations.

From time to time, the Company is involved in litigation that it considers to be in the normal course of business.

Item 6.     Exhibits and Reports on Form 8-K.

      A.    Exhibit 11 - Computation of Net Income Per Share of Common Stock.

      B. Reports on Form 8-K. No reports on form 8-K were filed during the quarter ended December 31, 1996.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:      February 12, 1997
                                       NIMBUS CD INTERNATIONAL, INC.
                                       (Registrant)

                                       /S/ L. Steven Minkel
                                       --------------------
                                       L. Steven Minkel
                                       Executive Vice President and
                                       Chief Financial Officer

                                       /S/ Gary E. Krutul
                                       ------------------
                                       Gary E. Krutul
                                       Corporate Controller
                                       (Principal Accounting Officer)

                                                                      Exhibit 11

                          NIMBUS CD INTERNATIONAL, INC.
             COMPUTATION OF NET INCOME PER SHARE OF COMMON STOCK
                      (In thousands, except per share data)
                                   (Unaudited)

                                           Three months ended  Nine months ended
                                                 December 31,      December 31,
                                                 1996    1995     1996     1995
Primary and Fully Diluted (A):

   Weighted average common shares outstanding  20,869  13,933   20,859   13,847
   Net additional common shares issuable upon
      exercise of dilutive warrants and stock
      options, determined by the treasury stock
      method using the estimated initial public
      offering price for options and warrants
      granted within one year prior to the
      Offering and Private Placement and the
      average market price for options and
      warrants outstanding in periods after
      the Offering and Private Placement        2,089   2,103    2,152    2,093

   Issuance of common shares by the Company
      in the Offerings and Private Placement            6,850             6,850
                                                        -----             -----
      Common shares and equivalents - 1995 is
         pro forma for the Offering and Private
         Placement                             22,958  22,886   23,011   22,790
                                               ======  ======   ======   ======
   Net income - 1995 is pro forma for the
      Offering and Private Placement           $5,510  $4,257  $11,066   $9,366
                                               ======  ======  =======   ======
Earnings per share - 1995 is pro forma
   for the Offering and Private Placement       $0.24   $0.19    $0.48    $0.41
                                                =====   =====    =====    =====


(A) See Note 6 and 7 of Notes to Condensed Consolidated Financial Statements.