Form 10-K
period 1997-03-31
NIMBUS CD INTERNATIONAL INC
filed 1997-06-27
CIK 919550

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[ X ]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

            For the fiscal year ended March 31, 1997

                                       OR

[   ]       TRANSITION  REPORT  PURSUANT  TO  SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

            For the transition period from _________ to _______________


                         Commission file number 0-26902


                          NIMBUS CD INTERNATIONAL, INC.
             (Exact name of Registrant as specified in its charter)

             Delaware                                  54-1651183
  (State or other jurisdiction of                   (I.R.S. employer
  incorporation or organization)                 identification number)

       623 Welsh Run Road, Guildford Farm, Ruckersville, Virginia 22968
                   (Address of principal executive offices)

      Registrant's telephone number, including area code: (804) 985-1100

         Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, par value $0.01
                                (Title of Class)

      Indicate  by  check  mark  whether  the  registrant  (1) has  filed  all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
  X     No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

      As of June 5, 1997, there were 9,476,256 shares of the Registrant's common stock outstanding and the aggregate market value of such shares (based on the closing sale price of such shares on the Nasdaq National Market on June 5, 1997) was approximately $105,470,729. Shares of the Registrant's common stock held by each executive officer and director and by each entity that owns 5% or more of the Registrant's common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the Registrant's Annual Report to Stockholders for the year ended March 31, 1997 are incorporated by reference in Parts II and IV of this Form 10-K to the extent stated herein. In addition, certain sections of the Registrant's definitive Proxy Statement for the 1997 Annual Meeting of Stockholders to be held on August 5, 1997 are incorporated by reference in Part II of this Form 10-K to the extent stated herein.

                                     PART I

ITEM 1.   BUSINESS

Overview

Nimbus CD International, Inc. ("Nimbus" or the "Company") is a leading independent manufacturer of compact discs ("CD") and Digital Versatile Discs
("DVD") for distribution in North America, the United Kingdom and continental Europe. Having established one of the first CD manufacturing facilities in the world in 1982, Nimbus was a pioneer in CD production, and currently serves a broad base of customers from two manufacturing sites in the United States (Charlottesville, Virginia and Provo, Utah) and one in the United Kingdom
(Cwmbran, Wales). The Company has grown rapidly since its entry into CD production, driven initially by demand for CDs providing storage and playback of pre-recorded music ("CD-Audio"), followed by the rapid emergence of "read only memory" CDs ("CD-ROM"), which permit the cost efficient storage and retrieval of any combination of data, text, graphics, audio and video and the recent introduction of DVD products for video and ROM applications. Nimbus offers more than 1700 customers an integrated range of services including authoring, pre-mastering and mastering, disc replication, packaging assembly and order fulfillment. The Company focuses its marketing efforts primarily on independent record labels, multimedia and game software developers, personal computer ("PC") hardware and peripheral manufacturers ("OEMs") and the entertainment industry, all of which demand a high level of service. The Company meets customer expectations by providing high quality product at a competitive price within a short turnaround time.

The Company was organized in October 1992 as a Delaware corporation by DLJ Merchant Banking Inc. and certain of its affiliates (the "DLJ Investors"), along with other investors, for the purpose of acquiring the CD manufacturing operations of Nimbus Records Limited (the "Predecessor"). The Company's principal executive office is located at 623 Welsh Run Road, Guildford Farm, Ruckersville, Virginia 22968, and its telephone number at that location is (804) 985-1100. The Company's Common Stock is traded on the Nasdaq National Market under the symbol "NMBS". Except as otherwise noted herein, all references to "Nimbus" or the "Company" shall mean Nimbus CD International, Inc. and its subsidiaries.

Recent Developments

DVD Production

Recognizing that DVD would play an important role in the technological evolution of the CD, during fiscal 1997, the Company invested $9 million in hardware and technical expertise to ensure that Nimbus would be a leader in producing high density discs. In January, 1997, the Company became only the second manufacturer in the United States to produce commercial DVD product. In early 1997, players capable of playing DVD Video product were introduced to the market and it is anticipated that demand for this product will increase as the major movie studios begin to release titles in a DVD format. DVD Video is capable of storing
4.7 gigabytes of data, which is sufficient to hold a 135 minute movie with up to three spoken languages, three foreign language subtitles and six channel, digital surround sound. DVD will ultimately have the capability of storing up to 17 gigabytes, 26 times the storage capacity of a current CD-ROM. DVD-ROM product is also expected to be produced this year as add-on DVD-ROM drives are marketed and PCs are fitted with DVD-ROM drives.

Formation of EuroNimbus S.A.

On January 29, 1997, the Company formed EuroNimbus S.A. ("EuroNimbus") and announced plans to build a new, full service compact disc replication plant in Foetz, Luxembourg. EuroNimbus will be owned 70% by Nimbus Manufacturing (UK) Limited and 30% by Saarbrucker Zeitung Verlag und Druckerei, Gmbh, a newspaper and printing company headquartered in Saarbrucken, Germany. The initial capitalization of EuroNimbus will be $17 million. The project will be financed by a combination of government grants and loans, new bank borrowings and capital contributions. The Company expects to contribute approximately $4 million. The plant will be a full service facility, providing mastering, replicating, printing and packaging services. The initial capacity of the plant is expected to be 20 million discs annually and all of the equipment will be DVD capable. The Luxembourg location is near the major markets for CD-Audio, CD-ROM and DVD in Germany, France, Belgium and the Netherlands. The new facility will be complementary to the Cwmbran plant and will allow Nimbus to better support the requirements of its multinational customers.

A New Agreement with the Successor to R.R. Donnelley & Sons Company

In April 1994, the Company entered into a strategic alliance (the "Donnelley CD-ROM Agreement") with R.R.Donnelley & Sons ("Donnelley"), pursuant to which the Company established a multi-line CD manufacturing facility in Provo, Utah. In April 1995, as permitted by the Donnelley CD-ROM Agreement, Donnelley assigned substantially all of its rights in, and obligations under, the Donnelley CD-ROM Agreement (as assigned, the "Stream CD-ROM Agreement") and transferred shares of Nimbus Common Stock which Donnelley had purchased under the Donnelley CD-ROM Agreement to Stream International, Inc. ("Stream"), Donnelley's majority-owned subsidiary. The Stream CD-ROM Agreement, as amended and restated on April 1, 1995, required Stream to purchase 23 million discs in fiscal 1996 and 24 million discs annually thereafter for a fixed price per disc which was subject to reductions based upon changes in the cost of manufacturing CD-ROM discs. Effective April 1, 1997, a new agreement was executed which increased Stream's commitment to purchase discs to 27.5 million during fiscal 1998 and 20.6 million discs for the first nine months of fiscal 1999. The new agreement will terminate on December 31, 1998.

Closing of the Sunnyvale, CA Facility

On March 25, 1997, the Company announced that it was repositioning operations by implementing a two-plant strategy to service the U.S. market for CD and DVD replication. The two-plant strategy involves closing the Company's Sunnyvale, California plant and concentrating manufacturing activities at the Company's Charlottesville and Provo facilities. All manufacturing equipment at the Sunnyvale plant was moved to Provo. The consolidation of facilities is designed to reduce overhead while providing customers with greater production flexibility. As a result of this repositioning, the Company incurred a one-time charge to its fourth quarter financial results of approximately $6.0 million, $3.7 million after tax, or $0.16 per share. The transition of operations was completed by June 1.

Industry Overview

Since its introduction in 1982, CD technology has evolved from serving a narrow set of applications to becoming the preferred medium for the storage of digital information. On a cost per megabyte basis, CDs continue to compare favorably to available alternatives for high-capacity applications such as floppy disks, magnetic tape and hard drives. As a result, CD technology is the dominant format in the audio market and is a leading technology in the data storage and retrieval markets. The video market is the next logical extension of CD technology.

CD-Audio Market. The established market for pre-recorded music represented the first major application of CD technology. In the seven years ended 1996, worldwide sales of full length pre-recorded music (CD-Audio, LPs, audio cassettes) grew from approximately 2.7 billion to 3.6 billion units, a compound annual growth rate of 5.3%. Over the same period, full length CD-Audio sales more than doubled from approximately 900 million to 2.2 billion units and short-play CD singles contributed approximately 364 million additional units in 1996, up from 90 million units seven years earlier.

Consumer acceptance of CD-Audio has been driven by its superiority over other formats in terms of sound quality, random accessing and indexing of data and by the market penetration of CD players. CD-Audio has become the standard for home audio systems and significant market expansion has resulted from increased sales of in-car and portable players. In the United States and Europe, the major world markets in which the Company participates, approximately 296 million CD-Audio players were in use in 1996, representing household penetration (including multiple ownership by individual households) of approximately 116%. By the year 2000, the Company estimates that 461 million CD-Audio players will be in use, representing household penetration (including multiple ownership by individual households) of more than 174%.

CD-Audio manufacturing is dominated by manufacturing organizations affiliated with the five major international music companies: Sony, PolyGram, Warner, BMG and EMI. Collectively, the CD manufacturers affiliated with these five organizations (the "Music Company Manufacturers") produced approximately 63.9% of the 1996 world output of CD-Audio, primarily to meet the needs of their affiliated record labels. The independent record labels accounted for approximately 36.1% of 1996 CD-Audio unit sales. These companies are generally serviced by "non-affiliated" or independent CD manufacturers, including the Company, because of their smaller average unit runs and their greater need for a broad range of services, such as pre-mastering and mastering, disc replication, packaging and shipping, in addition to short turnaround times. The five largest independent CD manufacturers, including the Company, produced approximately 11% of worldwide CD-Audio output in 1996. In 1996, the Company believes it was the fifth largest independent CD-Audio manufacturer.

CD-ROM Market. CD-ROM is an extension of CD technology which provides storage and retrieval of any combination of data, text, graphics, audio and video. CD-ROM is ideally suited to applications involving storage of large amounts of stable information in a form which can be distributed to a diverse user population. CD-ROM was introduced in the late 1980s and was initially limited to business and professional applications such as library references and parts catalogs. Increasingly, the widespread presence of PCs and CD-ROM drives has created a consumer marketplace for applications created by software developers, game developers, database publishers, multimedia publishers and developers of "edutainment" products.

Worldwide CD-ROM demand was estimated to be 30 million units in 1992 and grew to 783 million units in 1996, a compound annual growth rate of 126.0%, and the Company expects it to grow to approximately one billion units in 1997. The market for business-oriented applications is large and growing as a result of the demand for software and other database products. The consumer market has continued to exhibit substantial growth. This market has two primary segments: proprietary CD-ROM game players such as "Sega Saturn," "Sony Playstation" and "3DO" and home applications for PCs equipped with CD-ROM drives. In the United States and Europe, the markets served by the Company, the Company expects the installed base of CD-ROM drives to grow from 29 million in 1995 to 111 million by 1999.

The Music Company Manufacturers collectively produced 25.0% of the 1996 worldwide output of CD-ROM units. The five largest independent CD manufacturers, including the Company, collectively produced approximately 29.0% of the 1996 worldwide output of CD-ROM. The remaining 1996 CD-ROM worldwide output was produced by approximately 216 small to medium size CD manufacturing operations. Nimbus is the third largest CD-ROM manufacturer in North America and the fifth largest in Europe.

DVD Market. The Company believes that DVD is the next logical extension of CD technology. The new DVD format is capable of holding a full length motion picture (135 minutes) on a standard-sized CD with video and audio quality superior to current videocassette technology. DVD has far greater information density as well as a new playback technology. The Company has been capable of manufacturing the DVD format since November of 1996 and currently has the capacity to produce 650,000 DVD discs per month. The Company has hired full time sales and support staff and has produced orders for both DVD Video and DVD-ROM product.

Initially, the primary application for the DVD format will be traditional motion pictures. Unlike videocassettes, DVD experiences no image or sound degradation with normal use, offers greater storage capacity, indexing and random access and lower manufacturing cost. The storage capacity of the DVD format will also allow for added features such as multiple foreign languages and subtitles, six channel surround sound, director's notes, story-based games and other CD-ROM applications. DVD players are commercially available at retail prices ranging from $500 to $800 and it is expected that more than 250 motion picture titles are expected to be available by Christmas, 1997. DVD is expected to compete most directly with the market for videocassette sales (sell-through) which in 1996 was estimated to total almost 1.1 billion units across the three major world regions of the U.S., Europe and Japan.

DVD-ROM Market. The Company believes that the expanded information density afforded by DVD will be employed by CD-ROM content owners who wish to incorporate a significant video component in their material. DVD-ROM product is beginning to be offered and at least three personal computer manufacturers will feature a built-in DVD-ROM drive this fall. The Company expects that OEM customers will bundle DVD-ROM product with PC hardware and peripherals. Add-on DVD-ROM drives will also be available to the consumer. The Company believes that these new DVD-ROM drives will initially retail for less than $300. Game and multimedia developers are expected to lead the development of DVD-ROM products.

Business Strategy

The Company's objective is to increase sales and profitability and to maximize return to its stockholders by leveraging its position as a leading independent manufacturer of CDs. The Company's strategy for achieving these objectives includes the following:

Capitalizing on the Development of DVD. The Company is well positioned to participate in the emerging DVD market. The Company has acquired the equipment necessary to manufacture the bonded two-sided disc format. In addition, Nimbus representatives have been active participants in industry forums involved in the review and development of format standards and manufacturing protocols. By combining a direct sales effort targeting independent motion picture production companies with its existing CD-ROM sales force, the Company intends to pursue a strategy in the DVD market similar to the one it has utilized in the CD-ROM market.

Aggressively Expanding its Position as a Leading Manufacturer of CD-ROM. CD-ROM is currently the Company's largest market and has been the Company's fastest growing product. CD-ROM customers are often specialized software developers and providers of digital information who are unable to manufacture CDs in their own facilities. In addition, the markets for these applications are highly competitive and time-sensitive. Consequently, CD-ROM customers typically demand high quality service with short turnaround times. The Company believes its ability to meet these needs has resulted in Nimbus becoming the third largest CD-ROM manufacturer in North America and the fifth largest CD-ROM manufacturer in Europe. In the United States, the Company has targeted the OEM market and has hired staff to actively develop relationships with these important companies. Management believes that the OEM market is equal in size to the demand from the content owner/developer. Furthermore, Nimbus' agreement with Stream will continue to enable the Company to have relationships with many of the world's largest hardware and software companies. In addition, the Company will take advantage of its technological expertise to produce DVD-ROM product for content owners and developers.

Targeting Selected Customers in the CD-Audio Market. CD-Audio production provides the Company with a strong, stable revenue base. The Company's marketing efforts will remain focused on independent record companies (the fastest growing segment of the recording industry) that value the Company's high level of service including rapid turnaround, inventory tracking and control, print material procurement, specialized packaging and fulfillment.

Maintaining its Position as a Leader in Manufacturing Efficiency and Technical Expertise. The Company continues to invest in, and maximize the efficiency of, equipment, systems, processes and personnel to maintain its position as a low-cost manufacturer of CDs. From fiscal 1991 to fiscal 1997, production yields have increased from 40% to 92%, while pressing cycle times have fallen from approximately seven seconds to less than four seconds. Discs produced per employee have risen from 56,100 discs in fiscal 1990 to 167,000 discs in fiscal 1997.

Marketing Holographic CDs. In its effort to respond to customer piracy concerns, the Company has joint venture arrangements with Applied Holographics, PLC ("Applied Holographics") in both the U.S. and the United Kingdom to market patented technology to imprint holograms onto CDs which provide customers with an effective piracy deterrent without loss of data capacity or playing time. In addition, the use of the hologram as a marketing mechanism has proved to be very successful. During fiscal 1997, the hologram technology was used by a division of BMG Entertainment on the limited edition reissue of the "Star Wars" soundtracks. This technology is marketed under the name 3-D io d(TM) and allows for a holographic image to be applied using the Security Band Process or the Edge-to-Edge Process. The Company believes that the Edge-to-Edge Process cannot be duplicated without the embossing machinery and the Company has received patents for certain mechanical aspects of that machinery. The joint ventures are prepared to license 3-D io d(TM) technology to other CD manufacturers and will collect a royalty fee for each CD produced by such manufacturers using 3-D io d(TM) technology with all royalty revenues split equally between the Company and Applied Holographics.

Customers

The Company maintains a diverse base of over 1700 customers. The Company believes that its high quality manufacturing capability and effective customer service have contributed significantly to the loyalty of its customer base. As a result of the dynamic nature of the CD-ROM market, the number of CD-ROM customers is growing, the type of CD-ROM customers is changing and the size of the orders is increasing. In addition, the Company maintains a stable base of CD-Audio customers. Under the terms of the Stream CD-ROM Agreement, Stream accounted for 15% of fiscal 1997 net sales. No other customer represented more than 10% of consolidated sales for fiscal 1997.

Services and Marketing

The Company provides its CD-Audio, CD-ROM and DVD customers with an integrated range of services including authoring, pre-mastering and mastering, disc replication, packaging, assembly and order fulfillment. The Company has designed its operations to efficiently produce a wide range of run sizes. Although the Company can produce large run sizes efficiently, its ability to provide discs at competitive prices for smaller order sizes with short turnaround times is particularly attractive to independent record labels and many of the Company's CD-ROM customers. The Company is equipped to provide product in a wide variety of packaging configurations which enables customers to design finished products for the most effective retail marketing presentation. The Company works closely with its customers to ensure that label film which is used to produce printed material on the disc and print material to supplement the packaged product are ordered and delivered on time. The Company also stores print material for customers to facilitate timely and cost-effective reordering.

CD-Audio. The Company's marketing strategy has focused primarily on independent record labels which utilize the Company's ability to offer full CD manufacturing services. In the United Kingdom, in addition to independent record labels, the Company has attracted substantial business from United Kingdom-based major record labels which accounted for approximately 10.7% of the Company's fiscal 1997 unit production in the United Kingdom.

In the United States, the Company maintains CD-Audio sales offices near Charlottesville, Virginia, in Gardena, California and in Millburn, New Jersey. The sales representatives are responsible for maintaining relationships with their existing customers and developing new business relationships. The sales representatives are supported by a customer service staff that is responsible for ensuring that each order is processed on a timely basis, that all required support materials are in place and that quality levels are achieved. Customers in the United Kingdom and Europe are serviced by sales and customer service representatives based at the Company's Cwmbran manufacturing facility as well as a sales representative in London.

CD-ROM/DVD-ROM. In 1986, the Company formed a CD-ROM division to explore new applications for CD technology and to cater to the special requirements of "CD-data product" clients. The Company believes it is a leading supplier of services and discs to CD-ROM and DVD-ROM developers, publishers and resellers.

The Company provides complete CD-ROM and DVD-ROM services to customers from technical and business consultation on the use of data and applications through the conversion of raw data to the replication of information on disc. The Company satisfies customer requirements for regular CD-ROM and DVD-ROM updates, data conversion and indexing, authoring, pre-mastering and data verification.
Value-added services such as artwork service for printed material and specialized packaging are also provided.

The  CD-ROM  and  DVD-ROM  sales and  marketing  staff in the  United  States is organized  geographically  with sales  offices near  Charlottesville,  Virginia,
Atlanta, Georgia and Gardena and Sunnyvale, California. The sales representatives are supported by a customer service staff that is responsible for ensuring that orders are filled on a timely and accurate basis. In addition, marketing support personnel assist with new prospects and new product development.

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

Holographic CDs. In June 1995, the Company and Applied Holographics entered into joint venture arrangements in both the U.S. and the United Kingdom to market patented technology to imprint holograms onto CDs in order to provide customers with an effective piracy deterrent without loss of data capacity or playing time. This technology is marketed by a dedicated sales staff under the name 3-D i-d(TM) and allows for a holographic image to be applied to a CD using either the Security Band Process or the Edge-to-Edge Process. The Company believes that the Edge-to-Edge Process cannot be duplicated without the embossing machinery and the Company has received patents for certain mechanical aspects of that machinery. The joint ventures are preparing to license 3-D i-d(TM) technology to other CD manufacturers and will collect a royalty fee for each CD produced by such manufacturers using 3-D i-d(TM) technology with all royalty revenues split equally between the Company and Applied Holographics.

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

In addition to the Music Company Manufacturers, the Company competes with independent manufacturing companies or groups of companies in both the CD-Audio and CD-ROM markets. In the United States CD-Audio market, the Company's competitors include Disctronics, Inc. ("Disctronics"), Cinram, Ltd. ("Cinram"), JVC America, Inc. ("JVC") and Denon Electronics Inc. In 1996, the Company believes it was the fifth largest independent manufacturing company in the United States CD-Audio market. In the European CD-Audio market, the Company's competitors include Disctronics, MPO Disque Compact ("MPO"), Europe Optical Disc and CD Plant Manufacturing A.B. In 1996, the Company believes it was the fifth largest independent manufacturing company in the European CD-Audio market.

In the United States CD-ROM market, the manufacturers who compete with Nimbus include Sony, KAO Infosystems Company ("KAO") and Sonopress. In 1996, the Company believes it was the second largest independent manufacturing company in the United States CD-ROM market. In the European CD-ROM market, the Company's competitors include Sony, KAO, MPO and Sonopress. In 1996, the Company believes it was the third largest independent manufacturing company in the European CD-ROM market. The Music Company Manufacturers, as well as several of the independent manufacturers, are larger and have greater financial resources than the Company.

The Company believes that it is one of a small number of manufacturers capable of manufacturing DVD product. Other manufacturers presently known to be capable of supplying product in the U.S. market are Time Warner and Pioneer. The Company believes that the DVD manufacturing process is unique and more technically difficult than the manufacture of traditional CDs. The competitive factors in this market, in the near term, will involve technical competence, capacity and the quality of service.

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

CD-ROM preproduction begins with the customer data supplied in any number of approved input media. The data is processed through a pre-mastering computer system where the data is formatted into the desired CD-ROM structure to ensure that the finished disc will be compatible with the intended operating system. The CD-ROM pre-master is then downloaded onto a digital data cartridge for mastering.

The mastering process forms the master image of the CD from which the polycarbonate replicas are molded. A laser beam recorder transfers the digital information from the data cartridges onto a photo-sensitive coating applied to a glass mastering substrate. This process creates the "glass master" with the characteristic CD pits etched in the photo-sensitive coating. The Security Band hologram can also be mastered onto the glass substrate at the same time that the content is mastered. The mastering process is critical to product quality. Any defect on the master will be replicated on all production discs; therefore, the mastering process takes place in a class 1000 cleanroom, an environment free of microscopic contaminants which can obscure large amounts of data. The Company uses the Nimbus-Halliday laser mastering system, manufactured by Nimbus Technology & Engineering, Inc., a former affiliate of the Company. This mastering system is currently able to master DVD formats. Each of the Company's senior technical managers has more than 10 years of experience with the equipment, which the Company believes will enable it to achieve maximum definition and resolution from this system. Using an electroforming process, the glass master yields nickel stampers in the image of the master. These stampers are mounted in the injection molding machines to replicate CDs. The Company's extensive experience with the system has created yields in excess of 90% and a reputation for producing high quality stampers.

Replicating and Printing. The replication of CDs utilizes a fully integrated line process which incorporates a plastic injection molding press, metalizing equipment and lacquering machinery. High quality, CD grade polycarbonate is injected into the mold cavity where the metal stamper has been mounted. The Company's state of the art technology allows for press cycle times of less than four seconds per disc. The clear polycarbonate disc containing all of the digitized data is then covered with a metallic coating to provide for reflection of the reading laser beam in the player. Using equipment designed and manufactured by the Company, a thin layer of lacquer is applied over the metal to protect it and to serve as a base for printing on the disc. If a customer has requested an edge-to-edge hologram, it is at this stage in the process that a holographic shim containing the customer's unique art work will be used to emboss the hologram onto the disc. The disc is then re-metalized and lacquered to enhance the holographic image. The Company has organized each of its replicating facilities to incorporate its uniquely designed in-line manufacturing cells. This system permits decreased manning levels, higher operating efficiencies and reduced capital expenditures necessary to fund a line extension. In addition, it provides automatic in-line inspection for faster response to quality issues thus improving productivity.

The Company has two DVD replication lines. Each line has two presses which produce two polycarbonate substrates, each one-half the thickness of a standard CD. Information is molded onto a layer or multiple layers of a substrate depending on the data requirements. The two substrates are bonded together to form a DVD disc. In the case of a 4.7 gigabyte DVD, data will only be molded on to one layer of the bottom substrate. This manufacturing method is more process critical and requires new testing equipment to ensure the flatness of the bonded disc.

Printing, which is the final production process, is performed in batches off-line in order to take advantage of the high speed nature of the printing process while avoiding production delays typically required for printer setup. The Company's printing equipment includes both screen and offset printing processes, each capable of five color printing. Dual infeed capability effectively doubles the capacity of several of the printers. As a result, the Company has been able to reduce labor and required capital while improving production efficiency. The Company can produce its own screens and can reuse a screen multiple times. High demand colors are purchased pre-mixed in order to reduce ink waste. Automated label inspection and print quality assurance are integrated with the screen printers to ensure high quality and to reduce the need for manual quality inspection.

Packaging and Fulfillment. The Company maintains equipment to provide for most customer requested packaging configurations and effectively uses temporary labor provided by local agencies as well as local packaging contractors to manage unique, manual pack operations. Currently, the standard packaging configuration is a jewel box with customer supplied print material on the bottom and top sides of the box. The jewel box is often shrink wrapped for protection. Product is generally shipped by common carrier; however, the Company will provide other methods of transport to ensure that critical delivery dates are met. The Company also has the capability to offer electronic order intake, either directly from the customer or via the Internet.

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

Geographic Segments

The summary of the Company's operations by geographic area for fiscal 1997, 1996 and 1995 set forth in Note 16 of Notes to Consolidated Financial Statements of the Company's 1997 Annual Report to Stockholders is hereby incorporated by reference.

Employees

As of March 31, 1997, the Company had 893 full-time employees, of which approximately 693 were hourly employees and 200 were salaried employees. None of the Company's employees is represented by a labor union or is subject to a collective bargaining agreement. The Company considers its employee relations to be good.

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

ITEM 2.   PROPERTIES

The Company's headquarters is located off US Highway 29 in Ruckersville, Virginia, which is approximately 20 miles north of Charlottesville, Virginia and approximately 100 miles south of Washington, DC, on a 25-acre site with a 107,000 square foot facility, all of which the Company owns in fee simple. The facility has the capacity to produce 165,000 discs per day utilizing 12 press lines. In addition, the facility has two DVD manufacturing lines with a capacity of approximately 650,000 discs per month. The Company also owns an additional 237 acres of surrounding farmland.

The Company leases approximately 42,000 square feet of office and manufacturing space and an additional 42,000 square feet of warehouse space in Provo, Utah, to satisfy its production requirements under the Stream CD-ROM Agreement and the demands of its West Coast CD-ROM and CD-Audio customers. The lease for the manufacturing space expires in May 2000. The lease for the warehouse space expires on May 1, 1998. The Provo facility currently has the capacity to produce 192,000 discs per day utilizing 14 press lines.

EuroNimbus has leased from the Grand Duchy of Luxembourg approximately 2.5 hectares of land in Foetz for a period of thirty years. EuroNimbus is in the process of constructing a 40,000 square foot manufacturing facility on the site. EuroNimbus holds a five year option to lease an additional 2.5 hectares of land abutting the current site.

The Company leases 82,000 square feet of office, manufacturing and warehouse space in Sunnyvale, California. This facility was the former site of Nimbus Software Services, Inc.

The Company also leases sales office space in Gardena, California, Millburn, New Jersey and Atlanta, Georgia.

The Company's United Kingdom manufacturing facility is located in Cwmbran, Wales, which is 130 miles west of London. The 30,000 square foot building was constructed in 1986 and a recent addition has added 25,000 square feet. The Company purchased the building in 1993. This facility's disc production capacity is approximately 230,000 discs per day using 17 press lines, of which two have twin cavity molding capability. The Company's United Kingdom subsidiary also leases four adjacent, 12,000 square foot warehouses pursuant to three leases which are used for packing services, warehousing and shipping. One lease expires in November 2001 and the other two expire in 2011.

The Company's manufacturing facilities are equipped with specialized equipment and utilize extensive automation for the manufacture of its products. The Company believes that its property and equipment are in good operating condition and that its facilities are adequate to meet its current requirements.

ITEM 3.   LEGAL PROCEEDINGS

On March 18, 1996, the Company received notification from the United States Environmental Protection Agency ("EPA") alleging that the Company is a
Potentially Responsible Party ("PRP") for clean-up of surface water contamination at the Cherokee Oil Company Site (the "Site") in Charlotte, North Carolina which was used by the Company for disposal of certain byproducts of its manufacturing processes. Subsequently, the United States Department of Justice notified the Company that it intended to seek recovery of the approximately $6.4 million environmental clean-up costs incurred to remediate the Site from the Company and other PRPs, each of which was considered to be jointly and severally liable. In April 1997, the Company and numerous other PRPs reached a settlement in principle with the EPA. Under the terms of the settlement, 58 PRPs and the Site owner, have agreed to reimburse the EPA $4.0 million to settle the EPA's claim for cleanup costs. The Company has recorded a $300,000 provision for settlement costs associated with the Company's share of the cleanup costs of the Site. The Company's share of the aggregate settlement fund may decrease as other PRPs join in the settlement. Management of the Company believes that the ultimate settlement of this matter will not have a material adverse effect on the Company's financial position or results of operations.

The Company is, from time to time, involved in litigation that it considers to be in the ordinary course of business.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of fiscal 1997 to a vote of the Company's security holders.

                                     PART II

ITEM 5.     MARKET FOR  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
            MATTERS

Market and Price Information

The information required by this section is incorporated by reference to the section entitled "Common Stock Information" appearing on page 24 of the Company's 1997 Annual Report to Stockholders.

Number of Stockholders

As of June 5, 1997, there were 222 record holders of the Company's Common Stock.

Dividends

The Company has not paid any dividends on its Common Stock, intends to retain all earnings for the operation and expansion of its business and does not anticipate paying cash dividends in the foreseeable future. Furthermore, the Company's bank loan agreement restricts the Company's ability to pay dividends. Any future determination as to the payment of cash dividends will depend upon the Company's results of operations, financial condition and capital requirements, lender consent under the bank loan agreement and such other factors as the Company's Board of Directors deem relevant.

ITEM 6.     SELECTED FINANCIAL DATA

The information required by this item is incorporated by reference to the section entitled "Selected Financial Data" appearing on page 9 of the Company's 1997 Annual Report to Stockholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is incorporated by reference to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on page 10 of the Company's 1997 Annual Report to Stockholders.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is incorporated by reference to the Consolidated Financial Statements, and the related notes thereto, Report of Independent Accountants and the Supplementary Quarterly Consolidated Financial Data on pages 13 through 24 of the Company's 1997 Annual Report to
Stockholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

With the exception of the information specifically incorporated by reference from the 1997 Annual Report to Stockholders in Parts II and IV of this Form 10-K, the Company's 1997 Annual Report to Stockholders is not to be deemed filed as part of this Form 10-K.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item concerning the Company's directors and executive officers is incorporated by reference to the information set forth in the sections entitled "Proposal No. 1: Election of Directors" and "Executive Officers of the Company" on pages 6 through 12 in the Company's definitive Proxy Statement for the 1997 Annual Meeting of Stockholders to be held on August 5, 1997 which will be filed with the Commission within 120 days after the end of the Company's fiscal year ended March 31, 1997.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item concerning the executive compensation is incorporated by reference to the information set forth in the section entitled "Executive Compensation" on pages 13 through 21 in the Company's definitive Proxy Statement for the 1997 Annual Meeting of Stockholders to be held on August 5, 1997 which will be filed with the Commission within 120 days after the end of the Company's fiscal year ended March 31, 1997.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item concerning the security ownership of certain beneficial owners and management is incorporated by reference to the information set forth in the section entitled "Securities Ownership of Certain Beneficial Owners and Management" on pages 4 through 6 in the Company's definitive Proxy Statement for the 1997 Annual Meeting of Stockholders to be held on August 5, 1997 which will be filed with the Commission within 120 days after the end of the Company's fiscal year ended March 31, 1997.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item concerning the certain relationships and related transactions is incorporated by reference to the information set forth in the section entitled "Certain Relationships and Transactions" on pages 21 through 24 in the Company's definitive Proxy Statement for the 1996 Annual Meeting of Stockholders to be held on August 5, 1997 which will be filed with the Commission within 120 days after the end of the Company's fiscal year ended March 31, 1997.

                                     PART IV


ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

a)     The following documents are filed as part of this Form 10-K:

      1. Financial Statements The following consolidated financial statements, and the related notes thereto, of the Company and the Report of the Independent Accountants are incorporated by reference to pages 13 through 24 of the Company's 1997 Annual Report to
            Stockholders:

            i)    Report   of   Coopers   &   Lybrand   L.L.P.,   Independent
                  Accountants.

            ii)   Consolidated Balance Sheets as of March 31, 1997 and 1996.

            iii) Consolidated Statements of Income for the three years ended March 31, 1997, 1996 and 1995.

            iv) Consolidated Statement of Stockholder's Equity for the three years ended March 31, 1997, 1996 and 1995.

            v) Consolidated Statements of Cash Flows for the three years ended March 31, 1997, 1996 and 1995.

            vi)   Notes to Consolidated Financial Statements.

      2.    Schedules

            i)    Report   of   Coopers   &   Lybrand   L.L.P.,   Independent
                  Accountants.

            ii)   Schedule   I    Condensed    Financial    Information    of
                  Registrant

            iii)  Schedule II    Valuation and Qualifying Accounts

            iv)   All  other   schedules  are  omitted   because  they  are  not
                  applicable or required, or because the required information is included in the Consolidated Financial Statements or notes.

      3. Exhibits. The exhibits listed on the accompanying index to exhibits immediately following this Item 14 are filed as a part of, or incorporated by reference into, this Form 10-K.

b) Reports on Form 8-K. No reports on Form 8-K were filed during the last quarter of the Company's fiscal year ended March 31, 1997.

c)     Exhibits.  See Item 14(a)(3) above.

d)     Financial Statement Schedules.  See Item 14(a)(2) above.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    NIMBUS CD INTERNATIONAL, INC.

Dated: June 26, 1997
                                    L. Steven Minkel
                                    Executive Vice President,  Chief Financial
                                    Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on June 26, 1997.

                                    Lyndon J. Faulkner
                                    Chairman   of  the  Board  of   Directors,
                                    President,  and  Chief  Executive  Officer
                                    (Principal Executive Officer)


                                    L. Steven Minkel
                                    Executive   Vice   President   and   Chief
                                    Financial  Officer  (Principal   Financial
                                    Officer)


                                    Gary E. Krutul
                                    Controller (Principal Accounting Officer)

                                    *
                                    Charles Ayres
                                    Director

                                    *
                                    Darryl G. Behrman
                                    Director

                                    *
                                    Grant G. Behrman
                                    Director

                                    *
                                    Robert M. Davidson
                                    Director

                                    *
                                    David E. De Leeuw
                                    Director

                                    *
                                    Anthony V. Dub
                                    Director

                                    *
                                    Robert B. Hellman, Jr.
                                    Director

                                    *
                                    David E. King
                                    Director

                                    *
                                    George E. McCown
                                    Director

                                    *
                                    Glenn S. McKenzie
                                    Director

--------------------------------------
* By L. Steven Minkel as Attorney-in-Fact.

                                INDEX TO EXHIBITS

Exhibit
 Number                           Exhibit Description
  3.1 Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1, Registration No. 33-75632 ("Registrant's 1995 S-1")).

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

  4.3 Amendment to Amended and Restated Credit Agreement among Nimbus CD International, Inc., Nimbus Manufacturing Inc., Nimbus Manufacturing
        (UK) Limited, The Chase Manhattan Bank, as agent, and the Lenders party thereto.

  4.4 Second Amendment to the Amended and Restated Credit Agreement among Nimbus CD International, Inc., Nimbus Manufacturing Inc., Nimbus Manufacturing (UK) Limited, NationsBank, N.A., as agent, and the Lenders party thereto.

  4.5 Third Amendment to the Amended and Restated Credit Agreement among Nimbus CD International, Inc., Nimbus Manufacturing Inc., Nimbus Manufacturing (UK) Limited, NationsBank, N.A., as agent, and the Lenders party thereto.

  4.6 Fourth Amendment to the Amended and Restated Credit Agreement among Nimbus CD International, Inc., Nimbus Manufacturing Inc., Nimbus Manufacturing (UK) Limited, NationsBank, N.A., as agent, and the Lenders party thereto.

  4.7 Fifth Amendment to the Amended and Restated Credit Agreement among Nimbus CD International, Inc., Nimbus Manufacturing Inc., Nimbus Manufacturing (UK) Limited, NationsBank, N.A., as agent, and the Lenders party thereto.

 10.1 Limited Liability Company Agreement of 3dcd, L.L.C. dated as of June 28, 1995 between Nimbus Manufacturing Inc. and Applied Holographics Corporation (incorporated by reference to Exhibit 10.1 to Registrant's 1995 S-1).

 10.2   Cooperation  Agreement dated June 28, 1995 between Nimbus  Manufacturing
        (UK) Limited and Applied Holographics Embossed Limited (incorporated by reference to Exhibit 10.2 to Registrant's 1995 S-1).

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

 10.7   Form of Indemnification  Agreement (incorporated by reference to Exhibit
        10.7 to Registrant's 1995 S-1).

 10.8 Agreement by and between Nimbus CD International, Inc. and Stream International Holdings, Inc. dated as of March 28, 1997.

 10.9   Amended and Restated  1995 Nimbus CD  International,  Inc.  Stock Option
        and Stock Award Plan (incorporated by reference to Registrant's 1996 Annual Report on Form 10-K)

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

 10.16 Employment Agreement dated as of June 10, 1996 between the Company and David J. Trudel.

 10.17 Shareholders' Agreement dated as of January 29, 1997 by and among EuroNimbus S.A., Nimbus Manufacturing (UK) Limited and Saarbrucker Zeitung Verlag und Druckerei G.m.b.H.

 11.1   Computation of Net Income Per Share of Common Stock.

 13.1 Portions of the 1997 Annual Report to Stockholders for the year ended March 31, 1997 expressly incorporated herein by reference.

 21.1   Subsidiaries of the Registrant.

 24.1 Powers of attorney from officers and directors of the Company signed by an attorney-in-fact.

 27.1   Financial Data Schedule.

                                  EXHIBIT 11.1

                          NIMBUS CD INTERNATIONAL, INC.
             COMPUTATION  OF NET INCOME PER SHARE OF COMMON  STOCK
               For the Years Ended March 31, 1997, 1996 and 1995
                      (In thousands, except per share data)

                                               1997      1996       1995
                                             --------  ---------  ---------
Primary and fully diluted (A):

  Weighted average common shares outstanding  20,862     13,894     13,805

  Net additional  common shares issueable
     upon exercise of dilutive warrants and
     stock  options,  determined by the
     treasury  stock method using the
     estimated initial public offering
     price for options and warrants granted
     within one year prior to the Offering
     and Private Placement and the average
     market price for options and warrants     2,145      2,055      2,088
     outstanding in periods after the Offering

  Issuance of common shares by the Company
     in the Offering and Private Placement                6,850      6,850
                                             --------  ---------  ---------

  Pro forma common shares and equivalents     23,007     22,799     22,743
                                             ========  =========  =========

  Net income - 1996 and 1995 is pro forma
   for the Offering and Private Placement     $9,175    $12,040     $8,196
                                             ========  =========  =========

Earnings per share - 1996 and 1995 is pro
  forma for the Offering and Private           $0.40      $0.53      $0.36
  Placement                                  ========  =========  =========

(A) See Note 18 of Notes to Consolidated Financial Statements.

EXHIBIT 13.1

          PORTIONS OF THE 1997 ANNUAL REPORT TO STOCKHOLDERS FOR THE
     YEAR ENDED MARCH 31, 1997 EXPRESSLY INCORPORATED HEREIN BY REFERENCE

                                  EXHIBIT 21.1

                         SUBSIDIARIES OF THE REGISTRANT

                 Name of Corporation           State/Country of
                                                Incorporation

            Nimbus Manufacturing Inc.              Virginia
            Nimbus Manufacturing (UK) Limited   United Kingdom
            Nimbus Information Systems, Inc.       Virginia
            Nimbus Software Services, Inc.         Delaware
            CD Manufacturing (UK) Limited       United Kingdom
            3dcd, L.L.C.                           Delaware
            3dcd Limited                        United Kingdom
            EuroNimbus S.A.                       Luxembourg

                                  EXHIBIT 24.1

         POWERS OF ATTORNEY FROM OFFICERS AND DIRECTORS OF THE COMPANY
                         SIGNING BY AN ATTORNEY-IN-FACT


                                POWER OF ATTORNEY

      I, CHARLES AYRES, a duly elected Director of NIMBUS CD INTERNATIONAL, INC., a Delaware corporation (the "Company"), do hereby constitute and appoint
L. Steven Minkel and Gary E. Krutul, each with full power of substitution, for me and in my name, place and stead, in any and all capacities (including without limitation, as Director of the Company), to sign the Company's Annual Report on Form 10-K for the year ended March 31, 1997, which is to be filed with the Securities and Exchange Commission, with all exhibits thereto, and any and all documents in connection therewith, hereby granting unto said attorney-in-fact and agent full power and authority to do and perform any and all acts and things requisite and necessary to be done, and hereby ratifying and confirming all that said attorney-in-fact and agent may do or cause to be done by virtue hereof.

      IN WITNESS WHEREOF, the undersigned has executed this instrument as of May 21, 1997.

                                          \s\Charles Ayers
                                          CHARLES AYERS


                                POWER OF ATTORNEY

      I, DARRYL G. BEHRMAN, a duly elected Director of NIMBUS CD INTERNATIONAL, INC., a Delaware corporation (the "Company"), do hereby constitute and appoint
L. Steven Minkel and Gary E. Krutul, each with full power of substitution, for me and in my name, place and stead, in any and all capacities (including without limitation, as Director of the Company), to sign the Company's Annual Report on Form 10-K for the year ended March 31, 1997 which is to be filed with the Securities and Exchange Commission, with all exhibits thereto, and any and all documents in connection therewith, hereby granting unto said attorney-in-fact and agent full power and authority to do and perform any and all acts and things requisite and necessary to be done, and hereby ratifying and confirming all that said attorney-in-fact and agent may do or cause to be done by virtue hereof.

      IN WITNESS WHEREOF, the undersigned has executed this instrument as of May 24, 1997.

                                          \s\Darryl G. Behrman
                                          DARRYL G. BEHRMAN


                                POWER OF ATTORNEY

      I, GRANT G. BEHRMAN, a duly elected Director of NIMBUS CD INTERNATIONAL, INC., a Delaware corporation (the "Company"), do hereby constitute and appoint
L. Steven Minkel and Gary E. Krutul, each with full power of substitution, for me and in my name, place and stead, in any and all capacities (including without limitation, as Director of the Company), to sign the Company's Annual Report on Form 10-K for the year ended March 31, 1997, which is to be filed with the Securities and Exchange Commission, with all exhibits thereto, and any and all documents in connection therewith, hereby granting unto said attorney-in-fact and agent full power and authority to do and perform any and all acts and things requisite and necessary to be done, and hereby ratifying and confirming all that said attorney-in-fact and agent may do or cause to be done by virtue hereof.

      IN WITNESS WHEREOF, the undersigned has executed this instrument as of May 21, 1997.
                                          \s\Grant G. Behrman
                                          GRANT G. BEHRMAN

                                POWER OF ATTORNEY

      I, ROBERT M. DAVIDSON, a duly elected Director of NIMBUS CD INTERNATIONAL, INC., a Delaware corporation (the "Company"), do hereby constitute and appoint
L. Steven Minkel and Gary E. Krutul, each with full power of substitution, for me and in my name, place and stead, in any and all capacities (including without limitation, as Director of the Company), to sign the Company's Annual Report on Form 10-K for the year ended March 31, 1997, which is to be filed with the Securities and Exchange Commission, with all exhibits thereto, and any and all documents in connection therewith, hereby granting unto said attorney-in-fact and agent full power and authority to do and perform any and all acts and things requisite and necessary to be done, and hereby ratifying and confirming all that said attorney-in-fact and agent may do or cause to be done by virtue hereof.

      IN WITNESS WHEREOF, the undersigned has executed this instrument as of May 21, 1997.

                                          \s\Robert M. Davidson
                                          ROBERT M. DAVIDSON


                                POWER OF ATTORNEY

      I, DAVID E. DE LEEUW, a duly elected Director of NIMBUS CD INTERNATIONAL, INC., a Delaware corporation (the "Company"), do hereby constitute and appoint
L. Steven Minkel and Gary E. Krutul, each with full power of substitution, for me and in my name, place and stead, in any and all capacities (including without limitation, as Director of the Company), to sign the Company's Annual Report on Form 10-K for the year ended March 31, 1997, which is to be filed with the Securities and Exchange Commission, with all exhibits thereto, and any and all documents in connection therewith, hereby granting unto said attorney-in-fact and agent full power and authority to do and perform any and all acts and things requisite and necessary to be done, and hereby ratifying and confirming all that said attorney-in-fact and agent may do or cause to be done by virtue hereof.

      IN WITNESS WHEREOF, the undersigned has executed this instrument as of May 22, 1997.


                                          \s\David E. DeLeeuw
                                          DAVID E. DE LEEUW


                                POWER OF ATTORNEY

      I, ANTHONY V. DUB, a duly elected Director of NIMBUS CD INTERNATIONAL, INC., a Delaware corporation (the "Company"), do hereby constitute and appoint
L. Steven Minkel and Gary E. Krutul, each with full power of substitution, for me and in my name, place and stead, in any and all capacities (including without limitation, as Director of the Company), to sign the Company's Annual Report on Form 10-K for the year ended March 31, 1997, which is to be filed with the Securities and Exchange Commission, with all exhibits thereto, and any and all documents in connection therewith, hereby granting unto said attorney-in-fact and agent full power and authority to do and perform any and all acts and things requisite and necessary to be done, and hereby ratifying and confirming all that said attorney-in-fact and agent may do or cause to be done by virtue hereof.

      IN WITNESS WHEREOF, the undersigned has executed this instrument as of May 21, 1997.

                                          \s\Anthony V. Dub
                                          ANTHONY V. DUB

                                POWER OF ATTORNEY

      I, DAVID KING, a duly elected Director of NIMBUS CD INTERNATIONAL, INC., a Delaware corporation (the "Company"), do hereby constitute and appoint L. Steven Minkel and Gary E. Krutul, each with full power of substitution, for me and in my name, place and stead, in any and all capacities (including without limitation, as Director of the Company), to sign the Company's Annual Report on Form 10-K for the year ended March 31, 1997, which is to be filed with the Securities and Exchange Commission, with all exhibits thereto, and any and all documents in connection therewith, hereby granting unto said attorney-in-fact and agent full power and authority to do and perform any and all acts and things requisite and necessary to be done, and hereby ratifying and confirming all that said attorney-in-fact and agent may do or cause to be done by virtue hereof.

      IN WITNESS WHEREOF, the undersigned has executed this instrument as of May 21, 1997.

                                          \s\ David King
                                          DAVID KING


                                POWER OF ATTORNEY

      I,  ROBERT  B.  HELLMAN,  JR.,  a  duly  elected  Director  of  NIMBUS  CD
INTERNATIONAL, INC., a Delaware corporation (the "Company"), do hereby constitute and appoint L. Steven Minkel and Gary E. Krutul, each with full power of substitution, for me and in my name, place and stead, in any and all capacities (including without limitation, as Director of the Company), to sign the Company's Annual Report on Form 10-K for the year ended March 31, 1997, which is to be filed with the Securities and Exchange Commission, with all exhibits thereto, and any and all documents in connection therewith, hereby granting unto said attorney-in-fact and agent full power and authority to do and perform any and all acts and things requisite and necessary to be done, and hereby ratifying and confirming all that said attorney-in-fact and agent may do or cause to be done by virtue hereof.

      IN WITNESS WHEREOF, the undersigned has executed this instrument as of May 23, 1997.

                                          \s\Robert B. Hellman, Jr.
                                          ROBERT B. HELLMAN, JR.


                                POWER OF ATTORNEY

      I, GEORGE E. McCOWN, a duly elected Director of NIMBUS CD INTERNATIONAL, INC., a Delaware corporation (the "Company"), do hereby constitute and appoint
L. Steven Minkel and Gary E. Krutul, each with full power of substitution, for me and in my name, place and stead, in any and all capacities (including without limitation, as Director of the Company), to sign the Company's Annual Report on Form 10-K for the year ended March 31, 1997, which is to be filed with the Securities and Exchange Commission, with all exhibits thereto, and any and all documents in connection therewith, hereby granting unto said attorney-in-fact and agent full power and authority to do and perform any and all acts and things requisite and necessary to be done, and hereby ratifying and confirming all that said attorney-in-fact and agent may do or cause to be done by virtue hereof.

      IN WITNESS WHEREOF, the undersigned has executed this instrument as of May 22, 1997.

                                          \s\George E. McCown
                                          GEORGE E. MCCOWN

                                POWER OF ATTORNEY

      I, GLENN McKENZIE, a duly elected Director of NIMBUS CD INTERNATIONAL, INC., a Delaware corporation (the "Company"), do hereby constitute and appoint
L. Steven Minkel and Gary E. Krutul, each with full power of substitution, for me and in my name, place and stead, in any and all capacities (including without limitation, as Director of the Company), to sign the Company's Annual Report on Form 10-K for the year ended March 31, 1997, which is to be filed with the Securities and Exchange Commission, with all exhibits thereto, and any and all documents in connection therewith, hereby granting unto said attorney-in-fact and agent full power and authority to do and perform any and all acts and things requisite and necessary to be done, and hereby ratifying and confirming all that said attorney-in-fact and agent may do or cause to be done by virtue hereof.

      IN WITNESS WHEREOF, the undersigned has executed this instrument as of May 23, 1997.

                                          \s\Glenn McKenzie
                                          GLENN MCKENZIE

                                TABLE OF CONTENTS
                                     PART I

Item 1.   Business
Item 2.   Properties
Item 3.   Legal Proceedings
Item 4.   Submission of Matters to a Vote of Security Holders

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Shareholder Matters
Item 6.   Selected Financial Data
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 8.   Financial Statements and Supplementary  Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
Item 11.  Executive Compensation
Item 12.  Security Ownership of Certain Beneficial Owners and Management
Item 13.  Certain Relationships and Related Transactions

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K

Signatures

Exhibit Index

                NIMBUS CD INTERNATIONAL, INC. AND SUBSIDIARIES
                           SELECTED FINANCIAL DATA (1)

                Predecessor Combined               Company
                -----------------------------------------------------------
                                                      Fiscal Year
                                             ------------------------------
                             Pro
                             Forma
                             Twelve   Six
                  Six Months Months   Months
(Dollars in       Ended      Ended    Ended   Ended    Ended    Ended    Ended
thousands,except  Sept.30,   March31  March31 March31  March31  March31  March31
per share data)   1992       1993     1993    1994     1995     1996     1997
--------------------------------------------------------------------------------
Operating Results:
  Net sales        $32,138  $69,447  $37,309  $69,934  $85,827  $118,24 $129,470
  Gross profit       7,674   18,648   10,974   19,527   27,606   34,436   37,509
  Restructuring
  charge                                                                   6,014
  Operating income     947    6,888    5,941    8,107   15,412   21,447   16,032
  Income (loss)
   before             (16)    3,125    3,141    4,836    8,524   10,459    9,175
   extraordinary
   item
  Extraordinary                                  (890)    (324)  (2,952)
  item (2)
  Net income (loss)   (16)    3,125    3,141    3,946    8,200    7,507    9,175
  Earnings per share                                                       $0.40
  Weighted average
   shares outstanding                                                     23,007

Pro Forma Operating
Data (3):
  Net income                                            $8,196  $12,040
  Earnings per share                                     $0.36    $0.53
  Weighted average
   shares outstanding                                   22,743   22,799

Financial Position:
  Total assets                       $55,541  $59,532  $79,995  $90,753 $108,272
  Total debt                          18,144   18,043   63,909   26,131   25,999
  Stockholders'equity (deficit)       17,206   19,339   (8,120)  43,066   52,422
  Working capital                      4,546   (1,415)   5,716   16,187   10,170

Other Data:
  Discs sold(units):
   CD-Audio         20,392    47,211  26,819   54,378   58,766   61,748   64,254
   CD-ROM              626     1,791   1,165    4,865   28,982   63,930   92,143
--------------------------------------------------------------------------------
   Total discs      21,018    49,002  27,984   59,243   87,748  125,678  156,397

(1) Set forth above is selected consolidated financial data of the Company for the period October 1, 1992 (date of formation) to March 31, 1993, and for the fiscal years ended March 31, 1994, 1995, 1996, and 1997. Also set forth above is selected consolidated financial data of Nimbus Records Limited (the "Predecessor") for the six months ended September 30, 1992. The historical data of the Predecessor and the Company are substantially comparable as the effects of purchase accounting adjustments did not materially affect operating income; however, interest expense is not comparable due to the use of different methods of financing before and after the Company's acquisition of the Predecessor in October 1992. The results of operations for the twelve months ended March 31, 1993 are presented on an unaudited basis combining the Company's results of operations for the six months ended March 31, 1993 with the results of the Predecessor for the six months ended September 30, 1992.

(2) In November 1993, the Company refinanced its outstanding debt and incurred an extraordinary charge of $1,302 ($890 net of tax) on the debt extinguishment. In March 1995, the Company refinanced its outstanding debt and incurred an extraordinary charge of $515 ($324 net of tax) on the debt extinguishment. In October 1995, the Company refinanced its outstanding debt and incurred an extraordinary charge of $4,164 ($2,952 net of tax ) on the debt extinguishment.

(3) The pro forma net income gives effect to the Recapitalization, the Offering and the Private Placement (each as defined in Notes 5 and 6 to the Company's Consolidated Financial Statements). See Note 18 of Notes to Consolidated Financial Statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Fiscal 1997 Compared to Fiscal 1996

Net Sales. Total discs sold increased 24.4% to 156.4 million units in fiscal 1997 from 125.7 million units in fiscal 1996. The increase resulted primarily from a 44.1% increase in CD-ROM unit sales from 63.9 million discs in fiscal 1996 to 92.1 million discs in fiscal 1997. The increase in CD-ROM unit sales was experienced both in the United States, which increased 48.2% to 69.5 million units in fiscal 1997 from 46.9 million units in fiscal 1996, and in the United Kingdom, which increased 32.9% to 22.6 million units in fiscal 1997 from 17.0 million units in fiscal 1996. Overall, CD-Audio unit volume increased 4.1% to
64.3 million discs in fiscal 1997 from 61.7 million discs in fiscal 1996. In the United States, CD-Audio volume increased 8.0% to 31.0 million discs in fiscal 1997 from 28.7 million discs in fiscal 1996, while the United Kingdom experienced a 0.6% increase in CD-Audio unit sales to 33.2 million discs in fiscal 1997 from 33.0 million discs in fiscal 1996. Net sales increased 9.6% to $129.5 million in fiscal 1997 from $118.2 million in fiscal 1996. Approximately $24.3 million of the sales increase is due to the increase in disc volume offset by a decrease in the average disc selling price from $0.87 in fiscal 1996 to $0.79 in fiscal 1997, or a 9.2% decrease. The price decline reflects the continuing excess production capacity within the CD industry in both North America and Europe, as well as a change in sales mix from audio, which has a higher per unit packaging configuration, to unpackaged ROM discs. Turnkey and other related service revenues of Nimbus Software Services, Inc. ("NSS") declined 20.7% from $8.7 million in fiscal 1996 to $6.9 million in fiscal 1997 due, in part, to the loss of a significant customer and the general decline in the floppy diskette business as it is replaced by CD-ROM as the preferred information distribution medium.

Gross Profit. Gross profit increased 9.0% to $37.5 million in fiscal 1997 from $34.4 million in fiscal 1996. The fiscal 1996 gross profit included a $2.0 million gain to reflect settlements reached with licensors of technology regarding prior royalty obligations. See Note 12(a) of Notes to Consolidated Financial Statements. This adjustment was partially offset by a $0.4 million writedown of obsolete production equipment. Gross margin decreased slightly to 29.0% in fiscal 1997 from 29.1% in fiscal 1996. Exclusive of the two non-recurring adjustments noted above, fiscal 1996 gross margin was 27.8%. The improved gross margin was due to improved labor and production efficiencies resulting from the higher unit volumes and reduced raw material and packaging costs. In addition, the Company's gross margin was favorably impacted by the change in production mix at the Sunnyvale facility ("Sunnyvale") from low margin turnkey and collateral related services to CD replication which has a higher gross margin.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 19.2% to $15.5 million in fiscal 1997 from
$13.0   million  in  fiscal  1996.   The   increase  in  selling,   general  and
administrative expenses in fiscal 1997 includes a $0.3 million reserve for environmental clean-up costs as well as higher administrative personnel, legal, professional and consulting fees, and expanded sales and marketing costs due to the greater number of production facilities and increased sales. Fiscal 1996 includes a $0.5 million increase in the allowance for doubtful accounts resulting, in part, from the filing for bankruptcy by one of the Company's customers, partially offset by a $0.2 million reversal of accrued professional fees in the United Kingdom. As a percentage of net sales, selling, general and administrative expenses increased to 11.9% in fiscal 1997 from 11.0% in fiscal 1996.

Restructuring Charge. In the fourth quarter of fiscal 1997, the Company recorded a restructuring charge of $6.0 million for the closure of Sunnyvale as part of a program to reduce overhead costs and improve operating efficiencies. This charge includes severance payments, commitments to third parties, write-off of intangible assets, and the write-down of excess production and other fixed assets.

Operating Income. Operating income decreased 25.2% to $16.0 million in fiscal 1997 from $21.4 million in fiscal 1996. Exclusive of the restructuring charge incurred for the closure of Sunnyvale, operating income increased 2.8% to $22.0 million. The increase in operating income primarily reflects the higher unit volume described above. Operating income as a percentage of net sales was 12.4% and 18.1% for fiscal years 1997 and 1996, respectively.

Interest Expense. Interest expense decreased to $2.7 million in fiscal 1997 from $5.3 million in fiscal 1996. The decrease in interest expense reflects the reduction in borrowing levels in fiscal 1997 as a result of the application of proceeds from the Company's initial public offering in October 1995 to debt reduction, as well as a decline in the Company's effective interest rate in fiscal 1997.

Income Taxes. Income tax expense decreased to $4.6 million in fiscal 1997 from $5.6 million in fiscal 1996. The decrease in income taxes was attributable to the decrease in income before taxes resulting from the restructuring charge incurred for the closure of Sunnyvale. The Company's effective tax rate declined to 33.3% in fiscal 1997 from 35.0% in fiscal 1996. The decrease in the Company's effective tax rate reflects the higher percentage of net income attributable to United Kingdom operations, which has a lower statutory tax rate than the United States.

Fiscal 1996 Compared to Fiscal 1995

Net Sales. Total discs sold increased 43.3% to 125.7 million units in fiscal 1996 from 87.7 million units in fiscal 1995. The increase was the result of a 120.3% increase in CD-ROM unit sales from 29.0 million discs in fiscal 1995 to
63.9 million discs in fiscal 1996, combined with a 5.1% increase in CD-Audio unit sales from 58.7 million discs in fiscal 1995 to 61.7 million discs in fiscal 1996. In the United States, CD-ROM volume increased 102.2% to 46.9 million discs in fiscal 1996 from 23.2 million discs in fiscal 1995. The increase was primarily due to an additional 16.4 million discs manufactured at the Company's Provo facility resulting from a vendor supply agreement with Stream International, Inc. (the "Stream CD-ROM Agreement"). In fiscal 1996, the United Kingdom CD-ROM volume increased 193.1% to 17.0 million discs from 5.8 million discs. CD-Audio volume increased in the United States by 7.5% to 28.7 million discs in fiscal 1996 while the United Kingdom experienced a 3.1% increase in CD-Audio unit sales to 33.0 million. Net sales increased 37.8% to $118.2 million in fiscal 1996 from $85.8 million in fiscal 1995. Approximately $23.4 million of the sales increase in fiscal 1996 was due to the increase in disc volume offset by a decrease in the average disc selling price from $0.98 in fiscal 1995 to $0.87 in fiscal 1996. Both the CD-ROM and the CD-Audio markets experienced a decline in average disc selling price in response to an increase in production capacity within the CD industry in both North America and Europe. Discs produced under the Stream CD-ROM Agreement also realized lower disc prices as, under the terms of the agreement, cost efficiencies resulting from increased production volumes are reflected in the disc sales price. The acquisition of substantially all of the assets of HLS Duplication, Inc., which was operated as NSS, on August 31, 1995 contributed $8.7 million of turnkey and other related service revenues in fiscal 1996.

Gross Profit. Gross profit increased 24.6% to $34.4 million in fiscal 1996 from $27.6 million in fiscal 1995. The increase in gross profit was primarily due to the higher unit volume and additional turnkey related service revenues described above, reduced costs in the printing process and improved labor and production efficiencies resulting from the higher unit volumes. Fiscal 1995 gross profit included a $2.3 million gain from settlements reached with licensing companies for prior royalty obligations, while in fiscal 1996 the Company recorded a gain of $1.7 million resulting from a settlement with one licensing company regarding prior royalty obligations. Gross margin decreased to 29.1% in fiscal 1996 from 32.2% in fiscal 1995. The Company's gross margin was unfavorably impacted by the additional revenues from the turnkey and collateral related services of NSS which have a lower gross margin than CD replication sales, as well as an increase in the cost of polycarbonate, a primary raw material component. In addition, the mix of product sales toward CD-ROM resulted in increased packaging, assembly and shipping cost.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 6.6% to $13.0 million in fiscal 1996 from $12.2 million in fiscal 1995. The increase in selling, general and administrative expenses in fiscal 1996 was due to higher administrative support, insurance, travel and computer leasing costs associated with the increased level of operations and the greater number of production facilities. The increased selling, general and administrative expenses in fiscal 1996 included a $0.5 million increase in the allowance for doubtful accounts, resulting, in part, from the filing for bankruptcy by one of the Company's customers. Fiscal 1995 selling, general and administrative expenses included non-recurring charges of $1.0 million associated with the termination of efforts to complete a business acquisition and an offering of securities, $0.5 million for the settlement of litigation, and $0.4 million of compensation expense related to accelerated vesting of stock options. As a percentage of net sales, selling, general, and administrative expenses decreased to 11.0% in fiscal 1996 from 14.2% in fiscal 1995.

Operating Income. Operating income increased 39.0% to $21.4 million in fiscal 1996 from $15.4 million in fiscal 1995. The increase in operating income primarily reflected the higher unit volume described above. Operating income as a percentage of net sales was 18.1% and 18.0% for fiscal years 1996 and 1995, respectively.

Interest Expense. Interest expense increased to $5.3 million in fiscal 1996 from $2.0 million in fiscal 1995 due to the increased borrowings in connection with the Recapitalization (as defined in Note 5 to the Company's Consolidated Financial Statements).

Income Taxes. Income tax expense increased to $5.6 million in fiscal 1996 from $5.0 million in fiscal 1995. The increase in income taxes was attributable to an increase in income before taxes, which was partially offset by a decrease in the Company's effective tax rate from 37.1% in fiscal 1995 to 35.0% in fiscal 1996. The decrease in the Company's effective tax rate resulted from favorable tax adjustments arising from an examination by the Inland Revenue of tax returns of the Company's United Kingdom subsidiary.

Liquidity and Capital Resources

Historically, the Company has satisfied its liquidity needs through cash flows from operations and various borrowing arrangements. Principal liquidity needs have included capital expenditures and debt repayment.

Operating activities provided net cash of $27.7 million in fiscal 1997. Working capital was $10.2 million at March 31, 1997 compared to $16.2 million at March 31, 1996. For fiscal 1997, accounts receivable increased $0.3 million due to higher sales volumes and inventories remained at $2.2 million. Accounts payable, accrued expense and income taxes payable increased $9.1 million in fiscal 1997, largely reflecting the timing of income tax and royalty payments.

Capital expenditures were $20.5 million for fiscal 1997 and were related to the installation of CD manufacturing capacity at the Sunnyvale facility, the expansion of mastering capacity at the Provo facility, the addition of full DVD manufacturing capacity at the Charlottesville facility, the addition of manufacturing capacity at the Cwmbran facility, and equipment purchases to increase manufacturing efficiencies. In addition, the Company spent approximately $1.5 million on computer software and implementation costs as part of its program to upgrade its worldwide management information system.

On January 29, 1997 the Company completed the formation of EuroNimbus S.A. ("EuroNimbus") and announced plans for the joint venture to build a new, 40,000 square foot replication plant in Luxembourg. See Note 3 of Notes to Consolidated Financial Statements. EuroNimbus will invest approximately $17.0 million for the new plant and accompanying mastering, replication, printing, and packaging equipment. The capital project is anticipated to be financed by a combination of government grants and loans, new borrowings and stockholder capital contributions. It is expected that the Company's capital contribution will be approximately $4.0 million.

During fiscal 1998, the Company anticipates the need for approximately $14.5 million in cash for capital expenditures to expand its compact disc production capacity, replace and expand ancillary production equipment, and continue the upgrade of its worldwide MIS system. The Company believes that these capital expenditures, working capital requirements, and any future acquisitions will be financed through a combination of funds provided by operating activities and availability under the Company's credit agreement.

At March 31, 1997, outstanding borrowings under the credit agreement were $26.0 million and the remaining availability under the revolving credit facility was $23.25 million.

The Company has entered into interest rate swap agreements to protect against fluctuations in its variable rate term debt for initial notional amounts of $5.0 million and approximately $20.0 million (denominated in pounds sterling). The interest rate caps ensure that the Company will not pay interest rates higher than 7% on $4.7 million and not higher than 9.5% on approximately $19.1 million of its term debt outstanding at March 31, 1997.

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

Accounting Standards Changes

Effective March 31, 1998, the Company will adopt Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 128 "Earnings Per Share" which will supersede Accounting Principles Board ("APB") Opinion No. 15 "Earnings Per Share". This new statement requires that "basic earnings per share" be computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. "Diluted earnings per share" will reflect the potential dilution if stock options or other securities would result in the issuance or exercise of additional shares of common stock. Initial estimates by management indicate that "basic earnings per share" will be greater than "primary earnings per share" as calculated by APB Opinion No. 15.

Contingencies

On March 18, 1996, the Company received notification from the United States Environmental Protection Agency ("EPA") alleging that the Company is a potentially responsible party ("PRP") for the cleanup of surface water contamination at the Cherokee Oil Company Site (the "Site") in Charlotte, North Carolina which was used by the Company for the disposal of certain byproducts of its manufacturing processes. Subsequently, the U.S. Department of Justice notified the Company that it intended to seek recovery of the approximate $6.4 million environmental cleanup cost incurred to remediate the Site from the Company and other PRPs, each of which is considered to be jointly and severally liable. In April 1997, the Company and numerous other PRPs reached a settlement in principle with the EPA. Under the terms of the settlement, 58 PRPs and the Site owner, have agreed to reimburse the EPA $4.0 million to settle the EPA's claim for cleanup costs. The Company has recorded a $300,000 provision for settlement costs associated with the Company's share of the cleanup costs of the Site. The Company's share of the aggregate settlement fund may decrease as other PRPs join in the settlement. Management of the Company believes that the ultimate settlement of this matter will not have a material adverse effect on the Company's financial position or results of operations.

The Internal Revenue Service ("IRS") recently completed an examination of the Company's federal income tax returns for fiscal 1993, 1994 and 1995. On March 12, 1997, the IRS issued a statutory Notice of Deficiency for additional federal income taxes in the amount of $5.0 million, plus interest, resulting from proposed adjustments to the Company's returns. Certain other proposed changes would eliminate the Company's U.S. net operating loss carryforwards. The Company believes that it has substantial authority for the positions taken on the prior years' returns and will vigorously contest the proposed adjustments. The Company has filed a protest of the adjustments with the Appeals section of the IRS, and believes that these adjustments will be reduced through the appeals process. While the outcome of this matter cannot be predicated with certainty, the Company believes that the ultimate outcome of the case will not result in a material adverse impact on the liquidity, results of operations, or consolidated financial position of the Company.

                        REPORT OF INDEPENDENT ACCOUNTANTS

The Stockholders and Directors
Nimbus CD International, Inc.:

We have audited the accompanying consolidated balance sheets of Nimbus CD International, Inc. and its subsidiaries (the "Company") as of March 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nimbus CD International, Inc. and its subsidiaries as of March 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 1997 in conformity with generally accepted accounting principles.


Richmond, Virginia
May 21, 1997

                                    COOPERS & LYBRAND L.L.P.

                NIMBUS CD INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             March 31, 1997 and 1996
                  (Dollars in thousands, except share data)

                        ASSETS                             1997      1996
Current assets:
  Cash and cash equivalents                              $7,790    $3,593
  Accounts and notes receivable-trade, less
   allowances for doubtful accounts of $1,812 and        26,393    26,121
   $2,014
  Inventories                                             2,217     2,177
  Prepaid expenses                                        1,329       729
  Deferred income taxes                                   3,415     1,766
                                                       ---------  --------
   Total current assets                                  41,144    34,386
                                                       ---------  --------
Property, plant and equipment, net                       63,431    50,809
Other assets and intangibles                              3,697     5,558
                                                       =========  ========
                                                       $108,272   $90,753
                                                       =========  ========

         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                        5,617     6,437
  Current portion of long-term debt                       5,159     1,463
  Accrued expenses and other liabilities                 13,533     6,872
  Income taxes payable                                    6,665     3,427
                                                       ---------  --------
   Total current liabilities                             30,974    18,199
                                                       ---------  --------

Long-term debt                                           20,840    24,668
Deferred income taxes                                     3,561     4,395
Other liabilities                                           475       425

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $0.01 par value, 2,000,000 shares
   authorized, no shares issued or outstanding
  Common stock, $0.01 par value, 60,000,000 shares
   authorized, 39,012,786 and 38,973,173 shares
   issued; 20,870,579 and 20,829,962 shares                 390       390
   outstanding
  Paid-in capital                                        66,775    66,734
  Retained earnings                                      31,969    22,794
  Cumulative foreign currency translation adjustments       378       241
                                                       ---------  --------
                                                         99,512    90,159
  Treasury stock, at cost, 18,142,207 and 18,143,211    (47,090)  (47,093)
  shares
                                                       ---------  --------
   Total stockholders' equity                            52,422    43,066
                                                       =========  ========
                                                       $108,272   $90,753
                                                       =========  ========

The accompanying notes are an integral part of the consolidated financial statements.

                NIMBUS CD INTERNATIONAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
              For the Years Ended March 31, 1997, 1996 and 1995
                (Dollars in thousands, except per share data)

                                          1997        1996       1995
Net sales                               $129,470    $118,245    $85,827
Cost of goods sold                        91,961      83,809     58,221
                                        ---------  ----------  ---------
  Gross profit                            37,509      34,436     27,606

Selling, general and administrative       15,463      12,989     12,194
expenses
Restructuring charge                       6,014           -          -
                                        ---------  ----------  ---------
  Operating income                        16,032      21,447     15,412

Interest expense                           2,666       5,305      1,983
Other (income) expense, net                (395)          41      (121)
                                        ---------  ----------  ---------
  Income before income taxes and          13,761      16,101     13,550
  extraordinary item

Provision for income taxes                 4,586       5,642      5,026
                                        ---------  ----------  ---------
  Income before extraordinary item         9,175      10,459      8,524

Extraordinary item - extinguishment of
  debt (less income tax benefit of             -     (2,952)      (324)
  $1,231 and $191)
                                        ---------  ----------  ---------
  Net income                              $9,175      $7,507     $8,200
                                        =========  ==========  =========
  Net income - 1996 and 1995 are pro
   forma for the Offering (Note 18)       $9,175     $12,040     $8,196
                                        =========  ==========  =========
Earnings per share - 1996 and 1995 are
pro forma for the Offering (Note 18)       $0.40       $0.53      $0.36
                                        =========  ==========  =========
Weighted average shares outstanding       23,007      22,799     22,743
                                        =========  ==========  =========

The accompanying notes are an integral part of the consolidated financial statements.

                NIMBUS CD INTERNATIONAL, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              For the Years Ended March 31, 1997, 1996, and 1995
                  (Dollars in thousands, except share data)

                                                      Cumulative
                    Number of Shares                  Foreign
                   -------------------                Currency
                   Common     Treasury Common Paid-in Translatn Retaind Treasury
                   Stock      Stock    Stock  Capital Adjust.   Earnings Stock
Balances, April    25,695,184           $257  $12,478   $(483)   $7,087
  1, 1994
Issuance of
  common stock        286,128               3     997
Issuance of
  common stock in
  recapitalization  10,817,847            108  27,192
Issuance of                                     1,750
  warrants
Exercise of stock
  options
  (including
  income tax         2,174,014             22   3,104
  benefit of
  $1,190)
Repurchase of
  common stock              (25,168,211)
                                                                       $(63,515)
Fees and expenses
  related to
  recapitalzation                              (4,246)                   (1,777)
Net income                                                       8,200
Foreign currency
  translation                                              703
  adjustments
                   -----------------------------------------------------------
Balances,March 31,  38,973,17 (25,168,211) 390  41,275     220  15,287  (65,292)
  1995
Stock issued in
  connection with
  initial public
  offering and                  6,850,000       25,911                    17,745
  private
  placement
Exercise of                       175,000        (452)                       454
  warrants
Net income                                                       7,507
Foreign currency
  translation
  adjustments                                               21
                   -----------------------------------------------------------
Balances,March 31, 38,973,17  (18,143,211) 390  66,734     241  22,794  (47,093)
  1996
Exercise of stock
  options             39,613        1,004           41                         3
Net income                                                       9,175
Foreign currency
  translation
  adjustments                                              137
                   ===========================================================
Balances,March 31, 39,012,78  (18,142,207)$390 $66,775    $378 $31,969 $(47,090)
  1997


The accompanying notes are an integral part of the consolidated financial statements.

                NIMBUS CD INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Years Ended March 31, 1997, 1996, and 1995
                             (Dollars in thousands)

                                               1997        1996      1995
Cash flows from operating activities:
  Net income                                  $9,175      $7,507    $8,200
  Adjustments to reconcile net income to
   net cash provided by operating
   activities:
   Restructuring charge                        6,014
   Extraordinary item                                      2,047       324
   Depreciation and amortization               9,595       7,938     6,217
   Deferred income taxes                     (2,500)       2,922       796
   Net (gain) loss on sale of equipment         (98)         361        19
   and other assets
   Gains on settlement of royalty                        (1,744)   (2,300)
   obligation
   Write-off of public offering and                                  1,005
   acquisition costs
   Noncash compensation expense for stock                              628
   options
   Other, net                                   (24)        (56)        70
   Change in operating assets and
     liabilities, net of 1996
     acquisition:
     Accounts and notes receivable               355     (5,694)   (3,156)
     Inventories                                  37          31     (116)
     Prepaid expenses                          (502)         891   (1,063)
     Accounts payable                          1,939     (1,206)     5,373
     Accrued expenses                          3,670     (1,132)   (1,164)
                                           ----------  ----------  --------
     Net cash provided by operating           27,661      11,865    14,833
     activities
                                           ----------  ----------  --------

Cash flows from investing activities:
  Purchases of property, plant and          (20,507)    (10,087)   (17,017)
  equipment
  Proceeds from sale of equipment and            358          64       108
  other assets
  Acquisition of business, net of cash         (253)     (4,850)
  acquired
  Expenditures for computer software         (1,512)       (929)
  Other investing activities                   (435)       (548)       112
                                           ----------  ----------  --------
   Net cash used in investing activities    (22,349)    (16,350)   (16,797)
                                           ----------  ----------  --------

Cash flows from financing activities:
  Proceeds of debt                                         2,357    66,993
  Repayment of debt                          (1,510)    (37,000)   (21,612)
  Revolving credit borrowings, net                       (1,991)     (109)
  Issuance of common stock                                44,886    24,055
  Joint venture capital contribution             315
  Proceeds from issuance of warrants                                 1,750
  Proceeds from exercise of stock options         44                 1,168
  Purchase of treasury stock                                       (65,292)
  Payment of financing fees                    (159)     (1,140)   (3,686)
  Payment of costs related to initial                    (1,230)     (281)
  public offering
                                           ----------  ----------  --------
   Net cash (required) provided by           (1,310)       5,882     2,986
   financing activities
                                           ----------  ----------  --------
  Effect of exchange rate changes on cash        195       (122)        59
                                           ----------  ----------  --------
   Net increase in cash                        4,197       1,275     1,081

Cash and cash equivalents, beginning of        3,593       2,318     1,237
year
                                           ==========  ==========  ========
   Cash and cash equivalents, end of year     $7,790      $3,593    $2,318
                                           ==========  ==========  ========

The accompanying notes are an integral part of the consolidated financial statements.

                NIMBUS CD INTERNATIONAL, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share data)


1.  Organization and Principles of Consolidation:

   Nimbus CD International, Inc. was organized in October 1992 to acquire certain companies which operate manufacturing facilities in the U.S. and U.K. (collectively, the "Company"). The Company is a manufacturer of compact discs ("CDs") which are used primarily for the playback of pre-recorded music ("CD-Audio") and the distribution of digitally recorded information, including data, text, video, audio and other interactive applications ("CD-ROM"). In addition, the Company manufactures Digital Versatile Discs ("DVD") for the video and CD-ROM market.

   The consolidated financial statements present the operating results and financial position of the Company and its subsidiaries, including a 70% owned subsidiary, EuroNimbus S.A. Investments in joint ventures in which the Company owns a 50% or less ownership interest are accounted for by the equity method. All significant intercompany balances and transactions have been eliminated.

2. Summary of Significant Accounting Policies:

   a) Accounting estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   b) Currency translation: The assets and liabilities of all foreign subsidiaries are translated from their respective functional currencies at the exchange rates in effect at the balance sheet date and revenue and expense accounts are translated at weighted average monthly rates for the periods presented. Foreign currency translation adjustments are reflected as a separate component of stockholders' equity. The gains and losses from foreign currency transactions, not material in amount, are reflected in operations.

   c) Cash and cash equivalents: Cash and cash equivalents include all cash balances and highly liquid investments with an original maturity of three months or less.

   d) Financial instruments: The Company enters into foreign exchange contracts to hedge exposures related to foreign currency transactions. Gains and losses on these contracts are recognized in the same period in which the gains or losses from the transaction being hedged are recorded.

   e) Inventories: Inventories are valued at the lower of cost or market, with cost for raw materials determined using the first-in, first-out method and cost for work-in-process and finished goods determined using the average cost method.

   f) Property, plant and equipment: Property, plant and equipment are stated at cost. The costs of significant improvements are capitalized. Maintenance and repairs are expensed as incurred. Depreciation is charged to operations over the estimated useful lives of the assets using the straight-line method. Depreciable lives are as follows:

                                   Years
          Buildings                   40
          Leasehold improvements    5-12
          Machinery and equipment   5-12

   When properties are sold or retired, their cost and the related accumulated depreciation are eliminated from the accounts and the gain or loss is reflected in operations.

   g) Income taxes: The Company provides for deferred income taxes based on the liability method of accounting for income taxes. Deferred tax liabilities and assets are determined based on the difference between financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

   h) Other Assets and Intangibles: Purchased software and related implementation costs are capitalized in other assets and amortized over the estimated useful life. The excess purchase price over the fair value of identifiable net assets acquired is allocated to goodwill and amortized over 15 years. At March 31, 1997, there was no goodwill. Goodwill of $2,787 is included net of accumulated amortization of $96 as of March 31, 1996.

   i) Impairment of Long-Lived Assets: Beginning in fiscal 1996, the review for the possible impairment of long-lived tangible and intangible assets is performed whenever events indicate that an asset may be impaired. In such events, the Company estimates the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of these undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of the impairment loss is based on the estimated fair value of the asset. After the restructuring charge, the Company believes that there was no impairment of its tangible and intangible noncurrent assets at March 31, 1997.

   j) Stock Options: Beginning in fiscal 1997, the Company adopted the disclosure only provisions of SFAS No. 123 "Accounting for Stock-Based Compensation". SFAS No. 123 allows companies to continue to recognize compensation costs for stock-based employee compensation arrangements by the intrinsic value method and to provide pro forma disclosure of the impact on net income and earnings per share as if the fair value based compensation cost had been recognized. See Note 13 for such disclosure.

3. Expansion and Acquisition:

   On January 29, 1997, the Company completed the formation of EuroNimbus S.A. ("EuroNimbus") and announced plans for the joint venture to build a new, 40,000 square foot replication plant in Luxembourg. EuroNimbus will invest approximately $17.0 million for the new plant and accompanying mastering, replication, printing, and packaging equipment. The capital project is anticipated to be financed by a combination of government grants and loans, new borrowings, and stockholder capital contributions. It is expected that the Company's capital contribution will be approximately $4.0 million.

   On August 31, 1995, the Company acquired substantially all of the assets of HLS Duplication, Inc. which the Company operated as Nimbus Software Services, Inc. ("NSS"), for a purchase price of approximately $5.4 million in cash plus the assumption of certain specified liabilities. The acquisition was accounted for as a purchase for financial reporting purposes. The results of the acquired entity, which were not material in relation to the Company, were included in the consolidated financial results from the date of acquisition. The assets acquired and liabilities assumed were as follows:

     Fair value of assets acquired              $3,360
     Excess cost over fair value of net          3,136
     tangible assets acquired
     Liabilities assumed                       (1,093)
                                              ---------
                                                $5,403
     Cash acquired                               (300)
                                              =========
     Cash paid for acquisition, net             $5,103
                                              =========

4. Restructuring Charge:

   The results of operations for fiscal 1997 include a charge of $6.0 million ($3.72 million after tax, or $0.16 per share) for costs associated with the closure of the Company's Sunnyvale facility which operated as NSS, as part of a program to reduce overhead costs and improve operating efficiencies. This charge includes severance and related benefit payments of $453, commitments to third parties of $929, write-off of intangible and other assets of $3,207, the write-down of excess production and other fixed assets of $1,350, and other unusual expenses of $75. At March 31, 1997, $2.8 million of this amount remained in accrued liabilities.

   The CD manufacturing equipment installed at Sunnyvale will be transferred to the Provo plant. The costs of transferring and installing the equipment at Provo will be recorded as incurred during fiscal 1998.

5. Recapitalization:

   On March 31, 1995, certain affiliates of McCown De Leeuw & Co. ("MDC") and Behrman Capital L.P. ("Behrman") replaced affiliates of DLJ Merchant Banking, Inc. ("DLJMB") as the Company's majority stockholders through a series of transactions (the "Recapitalization"). MDC and Behrman acquired 10,698,970 shares of the Company's common stock for an aggregate purchase price of $27,000 and another investor acquired 118,876 shares of common stock for $300. The Company refinanced its then-outstanding debt incurring an extraordinary charge of $515 ($324 net of tax) related to the write-off of deferred financing costs, and borrowed an additional $41,091. The Company also received $1,750 from the issuance of warrants to purchase 693,453 shares of its common stock for $0.01 per share. The proceeds from the issuance of common stock, warrants and additional debt were used by the Company to acquire 22,333,768 shares of its common stock held by DLJMB and 2,834,436 shares of common stock from certain members of management and other stockholders for an aggregate cost of $65,292, including related fees and expenses. The Recapitalization was accounted for as a treasury stock transaction with no step up in the basis of the Company's assets.

6. Initial Public Offering:

   On October 30, 1995 the Company completed its initial public offering with the sale of 6,350,000 shares of common stock at an initial public offering price of $7 per share (the "Offering").

   Contemporaneously with the Offering, Behrman Capital L.P. purchased 500,000 shares of common stock of the Company in a private placement transaction (the "Private Placement") at a price per share equal to the initial public offering price less the underwriting discount.

   The net proceeds to the Company from the Offering and the Private Placement, after deducting underwriting discounts, commissions and expenses payable by the Company, were $43.7 million. The Company used $41.7 million of the net proceeds to reduce outstanding indebtedness and $2.0 million for general corporate purposes.

   The Company incurred an extraordinary charge of $4,164 ($2,952 net of tax) in the third quarter of fiscal 1996 related to the write-off of deferred financing costs and the costs of terminating interest rate swap agreements in connection with the repayment of then outstanding debt with the proceeds from the Offering and the Private Placement. Such charge has not been reflected in the pro forma net income and per share data for fiscal 1996.

7. Inventories:

   Inventories at year end consisted of the following:

                                      1997       1996
     Raw materials                  $1,518     $1,849
     Work-in-process                   236        263
     Finished goods                    463         65
                                   ========   ========
                                    $2,217     $2,177
                                   ========   ========

8. Property, Plant and Equipment:

   Property, plant and equipment at year end consisted of the following:

                                      1997       1996
     Land, buildings and           $20,865    $18,652
     improvements
     Machinery and equipment        62,925     46,986
     Construction in progress        5,976      1,549
                                   --------   --------
                                    89,766     67,187

     Less accumulated depreciation (26,335)   (16,378)
                                   --------   --------

     Net property, plant and       $63,431    $50,809
     equipment
                                   ========   ========

   Depreciation expense amounted to $9,128, $7,256, and $5,974 for fiscal years 1997, 1996 and 1995 respectively.

9. Accrued Expenses and Other Liabilities:

   Accrued expenses and other liabilities at year end consisted of the following:

                                      1997       1996
     Royalty obligations            $6,722     $2,753
     Taxes payable, other than       1,306      1,237
     income taxes
     Employee compensation and       1,406      1,863
     benefits
     Restructuring charge reserve    2,807
     Other items                     1,292      1,019
                                   ========   ========
                                   $13,533     $6,872
                                   ========   ========

10.   Debt:

   The Company's credit agreement provides for ongoing working capital and capital expenditure needs. The credit agreement provides for a term loan of $25.0 million and a revolving credit facility, the aggregate principal amount of which shall not exceed $25.0 million outstanding at any time. A portion of the revolving loan commitment may be utilized for letters of credit, a swingline facility and an overdraft facility. The credit agreement has a dual currency option, which permits the Company to borrow in U.S. dollars or pounds sterling. Loans under the revolving credit facility may be borrowed, repaid and reborrowed, subject to a schedule of mandatory repayments and commitment reductions.

   The credit agreement requires a commitment fee of .375% on the unused portion of the available line of credit amount. Interest is payable in arrears for optionally selected interest periods, with interest payable not to exceed a three-month period. The weighted average interest rate on outstanding borrowings at March 31, 1997 was 8.3%.

   Long-term debt at year end consisted of the following:

                                             1997           1996
     Variable rate term loan
     (effective interest rate of 8.4%
     at March 31, 1997, and 7.9% at
     March 31, 1996), payable in
     quarterly installments of varying       $24,249        $24,381
     amounts commencing in
     December, 1996 with the
     final maturity in September,
     2000

     Variable rate revolving
     loans (effective interest                 1,750          1,750
     rate of 7.3% at March 31,
     1997, and 7.1% at March 31,
     1996)
                                             --------       --------
     Total                                    25,999         26,131

     Less current maturities                   5,159          1,463
                                             --------       --------
                                             $20,840        $24,668
                                             ========       ========

   The credit agreement provides for the prepayment of principal based on the Company's cash flow (as defined) or upon the occurrence of certain specified events. The scheduled annual principal payments, after fiscal 1998 are $7,636 in 1999, $7,636 in 2000, and $3,818 in 2001. Interest paid on the outstanding debt during fiscal 1997, 1996 and 1995 was $2,284, $4,721 and $1,882, respectively. No interest was capitalized during fiscal 1997, 1996 and 1995. The recorded value of the Company's long-term debt at March 31, 1997 and 1996 approximates its fair value.

   The Company has entered into interest rate swap agreements to protect against fluctuations in its variable rate term debt through September 30, 1998, as required by the a credit agreement. The Company purchased interest rate caps for initial notional amounts of $5,000 and approximately $20,000 (denominated in pounds sterling), each declining over the term of the related borrowings. The cost of these agreements was approximately $308 and is being amortized over the terms of the agreements.

   The interest rate caps ensure that the Company will not pay interest at rates higher than 7.0% on $4,700 and not higher than 9.5% on $19,139 of its term debt outstanding at March 31, 1997. These interest rate agreements did not have any material effect on the Company's interest expense for fiscal 1997 or 1996.

   The estimated fair value of the Company's interest rate swap agreements which hedge outstanding borrowings was an asset of $16 as of March 31, 1997 and $1,011 at March 31, 1996.

   Substantially all of the Company's tangible and intangible assets are pledged as collateral for borrowings under the credit agreement. The credit agreement subjects the Company to certain restrictions and covenants, including limitations on the incurrence of additional debt, capital expenditures, asset sales and the maintenance of certain financial ratios. The credit agreement restricts the payment of dividends on the Company's common stock and, at March 31, 1997, none of the Company retained earnings was available for the payment of such dividends.

11.   Income Taxes:

   The components of income before income taxes and extraordinary items were as follows:

                                               1997      1996     1995
                                            -------  --------  -------
    Domestic                                 $1,850    $8,162   $6,764
    Foreign                                  11,911     7,939    6,786
                                            =======  ========  =======
      Income before income taxes and        $13,761   $16,101  $13,550
      extraordinary items                   =======  ========  =======

    The provision for income taxes consisted of the following:
    Current                                    1997      1996     1995
                                             -------  --------  -------
      Federal                                $2,742    $1,057   $2,039
      State                                     355       156      178
      Foreign                                 3,972     2,492    2,013
                                             -------  --------  -------
       Total current                          7,069     3,705    4,230
                                             -------  --------  -------
    Deferred
      Federal                                (2,069)    1,733      164
      State                                    (253)      296       25
      Foreign                                  (161)     (92)      607
                                             -------  --------  -------
       Total deferred                        (2,483)    1,937      796
                                             -------  --------  -------

         Total income tax expense            $4,586    $5,642   $5,026
                                             =======  ========  =======

   The principal reasons for the differences between the federal statutory income tax rate and the Company's effective income tax rate on income before extraordinary item were as follows:

                                               1997     1996     1995
                                             -------  -------  -------
    Federal statutory tax rate                34.0%    34.0%    34.0%
    Increase (decrease) in taxes resulting
    from:
      State taxes, net of federal tax effect    0.5      1.9      1.0
      U.S. tax attributable to deemed
       repatriation of foreign subsidiary                0.7      0.8
       earnings (net of foreign tax credit)
      Difference between U.S. federal
       statutory rate and foreign effective
       rates in 1996, primarily               (1.7)    (1.9)      2.3
       attributable to an examination by
       foreign tax authorities
      Release of valuation allowance                             (5.1)
      Other                                     0.5      0.3      4.1
                                             -------  -------  -------
       Effective tax rate                     33.3%    35.0%    37.1%
                                             =======  =======  =======

   Cash payments for income taxes were $4,345, $1,275 and $1,855 for fiscal years 1997, 1996 and 1995, respectively.

   The components of the net deferred tax assets and liabilities as of March 31, 1997 were as follows:

                                             Domestic Foreign   Total
                                             -------  -------  -------
    Deferred tax assets:
      Accrued royalties                         $939    $695    $1,634
      Accounts receivable                        384      52       436
      Other accrued liabilities                  767     232       999
      Foreign tax credits                        963               963
      Net operating loss carryforward          1,876             1,876
                                             -------  -------  -------
       Deferred tax asset                      4,929     979     5,908
                                             -------  -------  -------
    Deferred tax liabilities:
      Property, plant and equipment          (4,920)  (1,134)  (6,054)
                                             -------  -------  -------
       Deferred tax liability                (4,920)  (1,134)  (6,054)
                                             -------  -------  -------
         Net deferred tax asset (liability)       $9  $(155)    $(146)
                                             =======  =======  =======

   The components of the net deferred tax assets and liabilities as of March 31, 1996 were as follows:

                                             Domestic Foreign   Total
    Deferred tax assets:
      Accrued royalties                                 $276      $276
      Accounts receivable                       $401               401
      Other accrued liabilities                  425     425       850
      Net operating loss carryforward          2,115             2,115
                                             -------  -------  -------
       Deferred tax asset                      2,941     701     3,642
                                             -------  -------  -------

    Deferred tax liabilities:
      Property, plant and equipment          (5,254)  (1,017)  (6,271)
                                             -------  -------  -------
       Deferred tax liability                (5,254)  (1,017)  (6,271)
                                             -------  -------  -------

         Net deferred tax liability         $(2,313)   $(316) $(2,629)
                                             =======  =======  =======

   At March 31, 1997, the Company had net operating loss carryforwards for U.S. tax return purposes of approximately $5,002, which expire in the years 2003 though 2008. Due to certain ownership changes as of October 1, 1992, the use of these net operating losses is limited to approximately $640 per year.

   No provision for income taxes has been made for $8.1 million of undistributed earnings of the Company's foreign subsidiaries which have been indefinitely reinvested. It is not practicable to determine the amount of U.S. income tax which would be payable if such undistributed foreign earnings were repatriated through dividend remittances because any U.S. taxes payable on such dividends would be offset, at least in part, by foreign tax credits.

   The Internal Revenue Service ("IRS") recent completed an examination of the Company's federal income tax returns for fiscal 1993, 1994 and 1995. On March 12, 1997, the IRS issued a statutory Notice of Deficiency for additional federal income taxes in the amount of $5.0 million, plus interest, resulting from proposed adjustments to the Company's returns. Certain other proposed changes would eliminate the Company's U.S. net operating loss carryforwards. The Company believes that it has substantial authority for the positions taken on the prior years' returns and will vigorously contest the proposed adjustments. The Company has filed a protest of the adjustments with the Appeals section of the IRS, and believes that these adjustments will be reduced through the appeals process. While the outcome of this matter cannot be predicted with certainty, the Company believes that the ultimate outcome of the case will not result in a material adverse impact on the Company's financial position or results of operations.

12.   Commitments and Contingencies:

   a) Royalties: The Company is party to various licensing agreements for technology associated with its product and the related manufacturing process under which the Company is obligated to pay royalties ranging from $.019 to $.05 per disc sold. Royalty expense incurred under these agreements amounted to $11,343, $9,037 and $6,258 for fiscal years 1997, 1996 and 1995, respectively. During fiscal 1996, the Company reached a settlement with one licensing company and reduced its accrued liability for this and certain other prior royalties by $2,049. During fiscal 1995, the Company reached settlements with certain licensing companies for prior year royalties, recognizing a gain of $2,294. The Company believes that its accrued expense adequately provide for royalties payable to patent holders for proprietary technology.

   b) Operating leases: The Company leases manufacturing facilities, warehouse space, equipment and other property under various agreements which expire from 1998 through 2011. Aggregate rent expense for these leases amounted to $3,202, $1,678 and $494 for fiscal years 1997, 1996 and 1995, respectively.

   At March 31, 1997, future obligations under operating lease agreements were as follows:

       Fiscal Year Ending March 31,         Amount
       1998                                 $2,678
       1999                                  1,983
       2000                                  1,769
       2001                                    877
       2002                                    242
       Thereafter                              202
                                         ==========
                                            $7,751
                                         ==========

   c) Capital expenditures: At March 31, 1997, commitments for capital expenditures amounted to approximately $801.

   d) Litigation and related matters: On March 18, 1996, the Company received notification from the United States Environmental Protection Agency ("EPA") alleging that the Company is a potentially responsible party ("PRP") for the cleanup of surface water contamination at the Cherokee Oil Company Site (the "Site") in Charlotte, North Carolina which was used by the Company for the disposal of certain byproducts of its manufacturing processes. Subsequently, the U.S. Department of Justice notified the Company that it intended to seek recovery of the approximately $6.4 million environmental cleanup cost incurred to remediate the Site from the Company and other PRPs, each of which is considered to be jointly and severally liable. In April 1997, the Company and numerous other PRPs reached a settlement in principle with the EPA. Under the terms of the settlement, 58 PRPs and the Site owner, have agreed to reimburse the EPA $4.0 million to settle the EPA's claim for cleanup costs. The Company has recorded a $300,000 provision for settlement costs associated with the Company's share of the cleanup costs of the Site. The Company's share of the aggregate settlement fund may decrease as other PRPs join in the settlement. Management of the Company believes that the ultimate settlement of this matter will not have a material adverse effect on the Company's financial position or results of operations.

   From time to time, the Company is involved in litigation that it considers to be in the normal course of business. Certain parties have alleged that the Company is liable for its producing discs from data provided by its customers that contain copyrighted material not belonging to such customers. The Company is not presently involved in any legal proceedings which the Company expects individually or in the aggregate to have a material adverse effect on its financial condition or results of operations.

13.   Stock Option Plans:

   The Company has adopted the Nimbus CD International, Inc. 1995 Stock Option and Stock Award Plan (the "Nimbus Plan") which provides for grants to officers and key employees of stock options, stock appreciation rights, restricted stock awards or common stock in lieu of bonuses. Under the terms of the Nimbus Plan, 2,715,449 shares of the Company's non-voting common stock were authorized to be issued. Awards and their terms are authorized by the Compensation Committee of the Company's Board of Directors.

   In October 1995, the Company adopted the Nimbus CD International, Inc. 1995 Stock Option Plan for Non-employee members of the Company's Board of Directors (the "Directors Plan"). Under the terms of the Directors Plan, 50,000 shares of common stock have been reserved for issuance thereunder. Awards of options to independent directors amounted to 7,500 shares in fiscal 1997 and 10,000 shares in fiscal 1996.

   The exercise price of options granted under the Nimbus Plan and the Directors Plan is the fair market value of the Company's common stock at the dates of grant. All options expire 10 years from the date of grant and vest over periods of up to 10 years with earlier vesting upon the attainment of certain performance measurements or upon the occurrence of certain other events.

   No restricted stock awards have been made under the Nimbus Plan. Non-qualified stock options to purchase 477,958 shares of common stock were granted in exchange for options granted under previous Company plans. On April 3, 1995, the Company awarded non-qualified options to purchase 1,163,865 shares of non-voting common stock. These options will vest ratably over five years from the date of grant. On May 31, 1995, the Company awarded non-qualified options to purchase 451,258 shares of non-voting common stock. These options will vest if the Company meets certain performance measurements or six years from the date of grant. In fiscal 1997, the Company awarded non-qualified options to purchase 205,500 shares of non-voting common stock that will vest ratably within five years from the dates of the grants.

   At March 31, 1997, 32,500 common shares were available for future grant under the Directors Plan and 469,078 common shares were available for future grant under the Nimbus Plan.

   The following is a summary of the activity in the Company's stock option plans for fiscal years 1997, 1996 and 1995:

                                                        Weighted
                                         Number of      Average
                                           Stock        Exercise
                                          Options        Price
                                        ------------  -------------
       Outstanding, March 31, 1994        2,631,666      $0.55
       Granted                               37,605       1.06
       Canceled                            (17,298)       1.06
       Exercised                        (2,174,015)       0.54
                                        ------------  -------------
       Outstanding, March 31, 1995          477,958       0.62
       Granted                            1,625,123       2.55
       Canceled                            (42,210)       2.52
                                        ------------  -------------
       Outstanding March 31, 1996         2,060,871       2.10
       Granted                              213,000      15.68
       Canceled                            (10,000)      16.50
       Exercised                           (40,617)       1.02
                                        ============  =============
       Outstanding March 31, 1997         2,223,254      $3.36
                                        ============  =============

Shares under option at March 31, 1997 were at the following exercise prices:

                              Options                    Options Currently
                            Outstanding                      Exercisable
                   ----------------------------------  -----------------------
                                 Wtd.       Wtd. Avg.
        Ex. Price    No. of      Avg.       Contractual  No. of      Wtd. Avg.
          Range      Options     Exercise   Life         Options     Exercise
                                 Price      (years)                  Price
       $0.53-$7.00   2,020,254     $2.12       6.31      935,844       $1.63
       $7.01-$16.50    203,000     $15.64      9.17       44,500      $15.23
                     =========                         =========
                     2,223,254                           980,344
                     =========                         =========

   The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for stock options granted under the plans. If the Company had determined the compensation based on the fair value of the options on the date of grant in accordance with SFAS No. 123, the pro forma net income and earnings per share would be as follows:

                                 1997        1996
                               ---------   ---------
       Net income as reported    $9,175     $12,040
       Net income pro forma       8,719      11,803
       Earnings per share -       $0.40       $0.53
       as reported
       Earnings per share -       $0.39       $0.54
       pro forma

   The weighted average fair value of options granted in 1997 and 1996 was $10.69 and $1.74 respectively. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

                                 1997        1996
                               ---------   ---------
       Risk-free interest rate     6.4%        6.8%
       Expected life in years       5-6         5-6
       Expected volatility        71.8%       70.0%
       Expected dividend yield     0.0%        0.0%

14.   Related-Party Transactions:

   During fiscal 1995, the Company paid to McCown De Leeuw & Co., Behrman Capital L.P., and DLJ Merchant Banking, Inc. approximately $5.7 million in transaction costs related to the Recapitalization. Approximately $4.0 million of the costs was recorded as a reduction of paid-in capital and $1.5 million was recorded as an addition to treasury stock. The remaining transaction costs were charged to expense.

15.   Employee Benefit Plans:

   The Company has adopted a 401(k) savings and investment plan which covers substantially all U.S. employees. Contributions to the plan are at the discretion of the Company. The expense recognized for the plan amounted to $459, $343 and $296 for fiscal years 1997, 1996 and 1995 respectively.

   The Company has adopted a defined contribution retirement plan which covers substantially all U.K. employees. Contributions to the plan are at the discretion of the Company. The expense recognized for the plan amounted to $439, $413 and $395 for fiscal years 1997, 1996 and 1995 respectively.

16.   Geographic Segment Information:

   A summary of the Company's operations by geographic area for fiscal years 1997, 1996 and 1995 is as follows:

                    1997                 1996                 1995
            --------------------------------------------------------------------
          Net     Operating        Net    Operating       Net     Operating
          Sales   Income   Assets  Sales  Income   Assets Sales   Income  Assets
United    $80,236 $2,965  $68,056 $71,654 $10,793 $57,925 $48,663 $8,319 $52,171
States
United     50,095 13,067   40,216  46,919  10,698  32,828  37,466  7,141  27,824
Kingdom
Interarea   (861)                    (328)    (44)           (302)   (48)
sales
            ====================================================================
         $129,47 $16,032  $108,27 $118,24 $21,447 $90,753 $85,827 $15,41 $79,995
            ====================================================================

   Interarea sales represented shipments of CDs and equipment between geographic locations. Interarea sales were made at prices which approximate cost and have been eliminated from consolidated net sales.

17.   Off-Balance Sheet Risk and Concentration of Credit Risk:

   The Company enters into foreign exchange contracts to hedge foreign currency transactions and to protect it from risk due to exchange rate movements because gains and losses on these contracts offset gains and losses on the transactions being hedged. The Company does not engage in speculation. At March 31, 1997, the Company was not party to any forward exchange contracts.

   The Company's customer base is primarily American and British recording and software companies. One customer operating under a vendor supply agreement accounted for 15% of fiscal 1997 net sales, and 17% of fiscal 1996 sales. No other customer represented more than 10% of consolidated sales for fiscal years 1997, 1996 or 1995. The Company performs credit evaluations of its customers and maintains reserves for credit losses. The provision for doubtful accounts amounted to $1,031, $1,268 and $514 for fiscal 1997, 1996 and 1995, respectively.

18.   Pro Forma Earnings per Share:

   The pro  forma  net  income  for  fiscal  1996 and 1995  gives  effect to the
   Recapitalization, the Offering and the Private Placement, and pro forma earnings per share are computed based on the total number of shares of common stock issued and outstanding at March 31, 1996 and 1995, as adjusted for the following assumptions as if each had occurred on April 1, 1994: (i) the assumed exercise of warrants and stock options outstanding during each year, determined by the treasury stock method using the public offering price of $7.00 per share for options and warrants granted within one year prior to the Offering and the Private Placement and the average market price for options and warrants outstanding in periods after the Offering; (ii) the net additional debt incurred in the Recapitalization, at an average interest rate of 9.2%, resulting in additional interest expense of $2,512 ($1,557 net of tax) for the fiscal year ended March 31, 1995; (iii) the issuance by the Company of 6,350,000 shares of common stock in the Offering and 500,000 shares in the Private Placement; (iv) the application by the Company of the net proceeds of the Offering to repay $41.7 million of outstanding debt; and
   (v) an assumed average outstanding borrowing of $28,300 at an average interest rate of 9.2% resulting in a reduction of historical interest expense of $2,551 ($1,582 net of tax) for fiscal 1996, and $1,983 ($1,229 net of tax)
   for fiscal 1995.

   Historical earnings per share data for fiscal 1996 and 1995 have been omitted as the historical capitalization of the Company prior to the Recapitalization and the Offering is not indicative of its capital structure following such events.

19.   Accounting Standards Changes:

   Effective March 31, 1998, the Company will adopt Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 128 "Earnings Per Share" which will supersede Accounting Principles Board ("APB") Opinion No. 15 "Earnings Per Share". This new statement requires that "basic earnings per share" be computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. "Diluted earnings per share", will reflect potential dilution if stock options or other securities would result in the issuance or exercise of additional shares of common stock. Initial estimates by management indicate that "basic earnings per share" will be greater than "primary earnings per share" as calculated by APB Opinion No.
   15.

   Quarterly Financial Data (Unaudited):

   Summarized quarterly financial data for fiscal years 1997 and 1996 follows:

                                      Three Months Ended
                  -----------------------------------------------------------
1997                     June 30      Sept. 30        Dec. 31       March 31
Discs sold                33,027        36,874         49,991         36,505
Net sales                $29,229       $31,361        $40,352        $28,528
Gross profit               7,952         9,401         12,885          7,271
Operating income (loss)    3,733         6,041          9,083        (2,825)
Net income (loss)          2,009         3,547          5,510        (1,891)
Earnings per share         $0.09         $0.15          $0.24        $(0.08)

Stock price:
High                    $ 20-3/8      $ 14-3/4       $ 11-1/8       $ 12-5/8
Low                        7-3/4         8-5/8          7-7/8          8-1/2

                                      Three Months Ended
                  -----------------------------------------------------------
1996                     June 30      Sept. 30        Dec. 31       March 31
Discs sold                21,680        33,228         37,531         33,239
Net sales                $21,307       $30,545        $36,645        $29,748
Gross profit               7,212         8,982          9,880          8,362
Operating income           3,529         6,072          7,213          4,633
Income before
  extraordinary item         994         2,808          3,980          2,677
  item
Net income                   994         2,808          1,028          2,677
Net income - pro
  forma for the            1,655         3,451          4,257          2,677
  Offering
Earnings per
  share:  pro              $0.07         $0.15          $0.19          $0.12
  forma for the
  Offering

Stock price:
High                                                   $9-3/4         $9-1/8
Low                                                         7          6-1/2

   Common Stock Information

   The Company's common stock commenced trading on the Nasdaq National Market on October 26, 1995 under the symbol NMBS. Prior to that date, there was no established public trading market for the common stock.

   Set forth are the daily high and low sales prices for the Company's common stock for the period indicated, as reported by MicroQuote II. The current quoted price of the stock is listed daily in The Wall Street Journal in the National Association of Securities Dealers Automated Quotation System (Nasdaq). As of June 5, 1997, there were 222 shareholders of record. The Company has not paid any dividends on its common stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 26, 1997
                                    NIMBUS CD INTERNATIONAL, INC.
                                    (Registrant)

                                    L. Steven Minkel
                                    Executive Vice President and
                                    Chief Financial Officer


                                    Gary E. Krutul
                                    Corporate Controller
                                    (Principal Accounting Officer)

                          NIMBUS CD INTERNATIONAL, INC.
          SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                             (Dollars in thousands)

                            CONDENSED BALANCE SHEETS

                                                      March 31,   March 31,
                                                        1997         1996
                                                      ----------  ---------
                       ASSETS
Cash                                                       $3         $2
Prepaid expenses                                           12        149
Other assets                                            5,667      5,652
Investment in subsidiaries, at equity                  47,149     37,834
                                                      ========  ========
  Total assets                                        $52,831    $43,637
                                                      ========  ========

                     LIABILITIES
Accounts payable                                           18         23
Accrued expenses                                          391        548
                                                      --------  ---------
  Total liabilities                                       409        571
                                                      --------  ---------

                STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value; 2,000,000 shares
  authorized; no shares issued or outstanding
Common stock, $0.01 par value; 60,000,000 shares
  authorized; 39,012,786 and 38,973,173 shares
  issued; 20,870,579 and 20,829,962 shares                390        390
  outstanding
Paid-in capital                                        66,775     66,734
Retained earnings                                      31,969     22,794
Cumulative foreign currency translation adjustments       378        241
                                                      --------  ---------
                                                       99,512     90,159

Treasury stock, at cost 18,142,207 and 18,143,211     (47,090)   (47,093)
shares
                                                      --------  ---------
  Total stockholders' equity                           52,422     43,066
                                                      ========  =========
   Total liabilities and stockholders' equity         $52,831    $43,637
                                                      ========  =========

The information regarding long-term debt and credit agreements of subsidiaries contained in Note 10 of the Notes to Consolidated Financial Statements is incorporated herein by reference. Nimbus CD International, Inc. has guaranteed the repayment of the outstanding debt of its subsidiaries.

                          NIMBUS CD INTERNATIONAL, INC.
          SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                             (Dollars in thousands)

                      CONDENSED  STATEMENTS OF INCOME
          For the fiscal years ended March 31, 1997, 1996 and 1995

                                                1997       1996       1995
                                              ========  =========  =========
Equity in earnings of subsidiaries, net of     $9,175     $7,507     $8,200
applicable income tax                         ========  =========  =========

                    CONDENSED  STATEMENTS  OF CASH  FLOWS
          For the  fiscal  years ended March 31, 1997, 1996 and 1995

                                                1997       1996       1995
                                              --------  ---------  ---------
Cash flows from operating activities:
Net income                                     $9,175     $7,507     $8,200
Less undistributed earnings of subsidiaries    (9,175)    (7,507)    (8,200)
Write-off of public offering and acquisition                          1,005
costs
Change in:
Prepaid expenses                                  137       (129)       (13)
Accounts payable                                   (5)      (619)       530
Accrued expenses                                 (157)       (43)    (1,227)
Other assets                                      (78)        20         73
                                              --------  ---------  ---------
Net cash provided by (used in) operating         (103)      (771)       368
activities                                    --------  ---------  ---------

Cash flows from investing activities:
Refund of costs related to proposed                                     112
acquisition
Advances to subsidiaries, net                     156     (4,267)      (483)
Purchase of property and equipment                (96)       (14)
                                              --------  ---------  ---------
Net cash provided (used) in investing              60     (4,281)      (371)
activities:                                   --------  ---------  ---------

Cash flows from financing activities:
Issuance of common stock                                  44,886     24,055
Proceeds from issuance of warrants                                    1,750
Proceeds from exercise of stock options            44                 1,168
Purchase of treasury stock                                          (65,292)
Payment of costs related to initial public                (1,230)      (281)
offering
Proceeds (repayments) of loans from                      (38,603)    38,603
subsidiaries, net
                                              --------  ---------  ---------
Net cash provided by financing activities          44      5,053          3
                                              --------  ---------  ---------
Increase in cash                                    1          1
Cash, beginning of year                             2          1          1
                                              --------  ---------  ---------
Cash, end of year                                  $3         $2         $1
                                              ========  =========  =========

The information regarding related party transactions contained in Note 14 of the Notes to Consolidated Financial Statements is incorporated herein by reference.

                          NIMBUS CD INTERNATIONAL, INC.
                                   SCHEDULE II

                        Valuation and Qualifying Accounts
                             (Dollars in thousands)


                      Balance   Additions
                      at        Charged  Acquisi-  Deductions           Balance
Description           Beginning to Costs tion of   Write-Offs  Adjust-  at End
                      of Year   and      Business     1        ments2   of Year
                                Expenses
-----------------------------------------------------------------------------

Allowance for
doubtful accounts:

Fiscal year ended      $2,014   $1,031               $1,286      $53   $1,812
March 31, 1997

Fiscal year ended      $1,989   $1,268      $50      $1,246    $(47)   $2,014
March 31, 1996

Fiscal year ended      $2,518     $514               $1,043      $77   $1,989
March 31, 1995

1     Represents accounts written off as uncollectible, net of collections on accounts previously written off.

2     Represents foreign currency translation adjustments of foreign subsidiary.