Form 10-Q
period 1997-06-30
NIMBUS CD INTERNATIONAL INC
filed 1997-08-12
CIK 919550

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

------------------------------------------------------------------------------
                                    FORM 10-Q
------------------------------------------------------------------------------

(Mark One)

     X Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934.

For the quarterly period ended June 30, 1997
                                       OR

______      Transition Report Pursuant To Section 13 Or 15(d) Of The
Securities Exchange Act Of 1934.

For the transition period from _____________________ to _____________________.

                         Commission File Number: 0-26902

                          NIMBUS CD INTERNATIONAL, INC.
             (exact name of registrant as specified in its charter)

                       Delaware                  54-1651183
           (State or other jurisdiction of    (I.R.S. Employer
            incorporation or organization)   Identification No.)

                               623 Welsh Run Road
                          Ruckersville, Virginia 22968
                    (Address of principal executive officers)

                         Telephone Number (804) 985-1100
              (Registrant's telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
                  Yes       X                         No    _______
                        ---------

      As of August 12, 1997 there were 20,870,579 shares of the Registrant's Common Stock outstanding.

                          NIMBUS CD INTERNATIONAL, INC.
                                      INDEX

                          PART 1. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements:

        Condensed Consolidated Balance Sheets
        June 30, 1997 and March 31, 1997.........................3

        Condensed Consolidated Statements of Income
        Three months ended June 30, 1997 and 1996................4

        Condensed Consolidated Statements of Cash Flows
        Three months ended June 30, 1997 and 1996................5

        Notes to Condensed Consolidated Financial Statements.....6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations................................8


                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings.......................................10

        Signatures..............................................12

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                NIMBUS CD INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except share data)

                                             June 30,      March 31,
                                               1997           1997
                                            ------------  ------------
                  ASSETS                    (Unaudited)
Current Assets:
   Cash and cash equivalents                          $             $
                                                  9,223         7,790
   Accounts and notes receivable, less
      allowances for doubtful accounts of        25,941        26,393
      $2,670 and $1,812
   Inventories                                    1,702         2,217
   Prepaid expenses                               1,231         1,329
   Deferred income taxes                          3,430         3,415
                                            ------------  ------------
      Total current assets                       41,527        41,144
                                            ------------  ------------
   Property, plant and equipment, net            66,734        63,431
   Other assets and intangibles                   3,656         3,697
                                            ============  ============
                                             $  111,917   $   108,272
                                            ============  ============

   LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
   Accounts payable                               7,554         5,617
   Current portion of long-term debt              5,595         5,159
   Accrued expenses and other liabilities        15,086        13,533
   Income taxes payable                           7,211         6,665
                                            ------------  ------------
      Total current liabilities                  35,446        30,974
                                            ------------  ------------

Long-term debt                                   18,143        20,840
Deferred income taxes                             3,579         3,561
Other liabilities                                 1,471           475

Commitments and contingencies Stockholders' equity:
   Preferred stock, $0.01 par value;
      authorized 2,000,000 shares, no
      shares issued or outstanding
   Common stock, $0.01 par value,
      60,000,000 shares authorized
      39,012,786 shares issued; 20,870,579          390           390
      shares outstanding
   Paid-in capital                               66,775        66,775
   Retained earnings                             32,674        31,969
   Cumulative foreign currency translation          529           378
   adjustments
                                            ------------  ------------
                                                100,368        99,512
   Treasury stock, at cost, 18,142,207          (47,090)      (47,090)
   shares
                                            ------------  ------------
      Total stockholders' equity                 53,278        52,422
                                            ============  ============
                                             $  111,917    $  108,272
                                            ============  ============

                       See accompanying notes to condensed
                       consolidated financial statements.

                          NIMBUS CD INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)

                                         Three months ended
                                              June 30,
                                          1997         1996
                                       ----------   ----------

Net sales                              $  28,222     $ 29,229
Cost of goods sold                        21,304       21,277
                                       ----------   ----------
   Gross profit                            6,918        7,952

Selling, general and administrative        5,282        4,219
expenses
                                       ----------   ----------
   Operating income                        1,636        3,733

Interest expense                             698          600
Other (income) expense, net                (217)         (80)
                                       ----------   ----------
   Income before income taxes              1,155        3,213

Provision for income taxes                   450        1,204
                                       ==========   ==========
   Net income                             $  705       $2,009
                                       ==========   ==========

Earnings per share                        $ 0.03       $ 0.09
                                       ==========   ==========

Weighted average shares outstanding       22,961       23,025
                                       ==========   ==========

                       See accompanying notes to condensed
                       consolidated financial statements.

                NIMBUS CD INTERNATIONAL, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                        Three Months Ended
                                                              June 30
                                                           1997       1996
                                                       ----------  ---------
Cash flows from operating activities:
   Net income                                             $  705   $  2,009
   Adjustments to reconcile net income to net cash
      provided by operating
      activities:
      Depreciation and amortization                        3,033      2,050
      Other, net                                            (11)          9
   Change in operating assets and liabilities:
      Accounts receivable-trade                              697        541
      Inventories                                            529      (346)
      Prepaid expenses                                       110      (123)
      Accounts payable                                     1,756      1,826
      Accrued expenses                                     1,484      1,046
      Income taxes payable                                   445      1,417
                                                       ----------  ---------
         Net cash provided by operating activities         8,748      8,429
                                                       ----------  ---------
Cash flows from investing activities:
   Purchase of property, plant and equipment             (5,752)    (5,920)
   Expenditures for computer software                      (134)      (276)
   Other investing activities                               (47)       (34)
                                                       ----------  ---------
         Net cash used in investing activities           (5,933)    (6,230)
                                                       ----------  ---------
Cash flows from financing activities:
   Proceeds from exercise of stock options                               41
   Revolving credit borrowings, net                        (750)      1,000
   Repayment of debt                                     (1,780)
   Capital contribution by minority interest               1,010
                                                       ----------  ---------
         Net cash (used in) provided by financing        (1,520)      1,041
         activities

Effect of exchange rate changes on cash                      138         90
   Net increase in cash                                    1,433      3,330
                                                       ----------  ---------
Cash and cash equivalents, beginning of period             7,790      3,593
                                                       ==========  =========
         Cash and equivalents, end of period            $  9,223   $  6,923
                                                       ==========  =========

                       See accompanying notes to condensed
                       consolidated financial statements.

                          NIMBUS CD INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)

1. Preparation of Interim Financial Statements

   The condensed consolidated financial statements of Nimbus CD International, Inc. (referred to as "Nimbus" or the "Company") for the three month periods ended June 30, 1997 and 1996 have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, these statements include all adjustments necessary for a fair presentation of the financial position, operating results and cash flows of all interim reporting periods reported herein. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures prepared in accordance with generally accepted accounting principles have been either condensed or omitted pursuant to SEC rules and regulations. However, management believes that the disclosures made are adequate for a fair presentation of results of operations and financial position. It is suggested that these financial statements be read in conjunction with the Company's audited financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report to Stockholders incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended March 31,1997. The results of operations for the three months ended June 30, 1997 are not necessarily indicative of the results for the entire fiscal year ending March 31, 1998.

2. Inventories
   Inventories consisted of the following:

                                            June 30,     March 31,
                                              1997         1997

       Raw materials                       $  1,258     $  1,518
       Work-in-process                           96          236
       Finished goods                           348          463
                                          ===========  ===========
                                           $  1,702     $  2,217
                                          ===========  ===========

3. Property, Plant and Equipment
   Property, plant and equipment consisted of the following:

                                            June 30,     March 31,
                                              1997         1997

       Land, buildings and improvements   $  20,997     $ 20,865
       Machinery and equipment               68,151       62,925
       Construction in progress               6,237        5,976
                                          -----------   ----------
                                             95,385       89,766
       Less accumulated depreciation        (28,651)     (26,335)
                                          -----------   ----------
         Net property, plant and equipment $ 66,734     $ 63,431
                                          ===========   ==========

4.  Commitments and Other Matters:

      a) Capital Expenditures: At June 30, 1997, commitments for capital expenditures amounted to approximately $6,917.

      b) Litigation and related matters: On March 18, 1996, the Company received notification from the United States Environmental Protection Agency ("EPA") alleging that the Company was a Potentially Responsible Party ("PRP") for the cleanup of surface water contamination at the Cherokee Oil Company Site (the "Site") in Charlotte, North Carolina which was used by the Company for the disposal of certain byproducts of its manufacturing processes. Subsequently, the U.S. Department of Justice notified the Company that it intended to seek recovery of the approximately $6.4 million environmental cleanup cost incurred at the Site from the Company and the other PRPs, each of which was considered to be jointly and severally liable. In April, 1997, the Company and numerous other PRPs reached a settlement with the EPA. Under the terms of the settlement, 58 PRPs and the Site owner have reimbursed the EPA $4.0 million for the cleanup costs. The Company's share of the aggregate settlement, paid June 25, 1997, was $277, which was fully provided for at March 31, 1997.

5.    Accounting Standard Changes

      Effective  March 31,  1998,  the Company will adopt  Financial  Accounting
      Standards Board Statement of Financial Accounting Standards No. 128 "Earnings Per Share" which will supersede Accounting Principles Board Opinion No. 15 "Earnings Per Share". This new statement requires that "basic earnings per share" be computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. "Diluted earnings per share" will reflect the potential dilution if stock options or other securities would result in the issuance or exercise of additional shares of common stock. Early adoption of the standard is prohibited; however, the Company has computed the pro forma earnings per share amounts using the new standard as follows:

                                 Three Months Ended June 30,                                  ------------------------
                                      1997         1996
                                  -----------  -----------
       Basic earnings per share      $0.03        $0.10
       Diluted earnings per share    $0.03        $0.09

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended June 30, 1997 Compared to Three Months Ended June 30, 1996

Net Sales. Total discs sold increased 11.5% to 36.8 million discs in the three months ended June 30, 1997 from 33.0 million discs in the same period of 1996. The increase was the result of a 26.1% increase in CD-Audio unit sales to 16.9 million discs in the three months ended June 30, 1997 from 13.4 million discs in the same period of 1996. CD-ROM unit sales increased 0.5% to 19.7 million units in the three months ended June 30, 1997 from 19.6 million units in the same period of 1996. In the United States, CD-Audio volume increased 20.3% to 7.7 million discs in the three month period ended June 30, 1997 from 6.4 million discs in the same period of 1996. United Kingdom CD-Audio unit volume increased 31.4% to 9.2 million discs from 7.0 million discs. CD-ROM sales decreased in the United States by 11.0% to 13.7 million discs in the quarter ended June 30, 1997 from 15.4 million discs in the same period of 1996, while the United Kingdom experienced a 42.9% increase in CD-ROM unit sales to 6.0 million discs in the quarter ended June 30, 1997 from 4.2 million units in the same period of 1996. In addition, 182,000 DVD discs were sold in the United States during the three month period ending June 30, 1997.

Net sales decreased 3.4% to $28.2 million in the three months ended June 30, 1997 from $29.2 million in the same period of 1996 due to the closing of the Company's Sunnyvale facility which operated as Nimbus Software Services, Inc. ("NSS"). NSS contributed revenues of $2.2 million from turnkey and other related services for the three month period ended June 30, 1996 compared to $0.3 million for the same period of 1997. Compact disc revenues, including DVD, and related services increased 3.3% to $27.9 million in the three month period ended June 30, 1997 from $27.0 million for the same period of the prior year. The increase in CD revenues is attributable to the increase in disc unit volumes, which was largely offset by the continued decline in disc prices. The average per disc selling price decreased to $.75 from $.82 for the quarters ended June 30, 1997 and 1996, respectively, or 8.5%. The price decline was experienced both in the United States and the United Kingdom, and was partially mitigated by favorable currency exchange rate changes between the two countries, as well as a shift in sales mix from CD-ROM to CD-Audio, which typically has a higher per unit packaging configuration.

Gross Profit. Gross profit decreased 13.8% to $6.9 million in the three months ended June 30, 1997 from $8.0 million in the same period of 1996. Gross profit as a percent of net sales decreased to 24.5% in the three months ended June 30, 1997 from 27.4% in the same period of 1996. The decrease in the Company's gross profit margin during the first quarter of fiscal 1998 was due primarily to a $0.9 million increase in depreciation expense resulting from capital expansion and acquisition projects in fiscal 1997 and 1998 in both the United States and the United Kingdom. Also, the Company incurred additional factory overhead charges, primarily labor and transportation, associated with transferring the CD manufacturing equipment and inventory from the Sunnyvale facility to the Provo plant. These costs were largely offset by reduced raw material and packaging costs and a reduction in the overall level of factory overhead charges due to the closure of the Company's Sunnyvale facility. The Company anticipates improvement in gross profit as a percentage of sales as depreciation charges are absorbed by higher production volumes and the Company continues to realize the benefits of restructuring its North American operations into the two remaining plants.

Selling, General and Administrative Expenses. Selling, general, and administrative expenses increased 26.2% to $5.3 million in the three months ended June 30, 1997 from $4.2 million in the same period of the prior year. As a percentage of net sales, selling, general and administrative expenses increased to 18.8% in the three months ended June 30, 1997 from 14.4% in the same period of the prior year. The increase in the current year included a $0.5 million increase in the allowance for doubtful accounts and $0.3 million of costs incurred in the process of establishing the EuroNimbus operations in Luxembourg. In addition, the Company experienced higher legal and professional fees, and higher sales and marketing costs associated with efforts to penetrate the OEM and DVD markets. The prior year selling, general and administrative expenses included a $0.2 million provision for the Cherokee Oil Company Site environmental clean-up costs.

Operating Income. Operating income decreased 43.2% to $1.6 million in the three months ended June 30, 1997 from $3.7 million in the same period of 1996. The decrease in operating income was due to the lower net sales, higher depreciation and selling, general and administrative expenses mentioned above. Operating income as a percent of net sales decreased to 5.7% in the three months ended June 30, 1997 from 12.7% in the same period of 1996.

Interest Expense. Interest expense increased to $0.7 million in the three months ended June 30, 1997 from $0.6 million in the same period of 1996. The increase in interest expense reflects an increase in the Company's effective interest rate in the first quarter of fiscal 1998.

Income Taxes. Income taxes decreased to $0.4 million in the three months ended June 30, 1997 from $1.2 million in the same period of the prior year due to lower income before income taxes. The effective tax rate was 39.0% for the three months ended June 30, 1997 as compared with 37.5% for the prior year's quarter. The increase in the Company's effective income tax rate reflects the Company's inability to record income tax benefits on losses incurred by its new European operations in Luxembourg.

Liquidity and Capital Resources

Working capital, which consists primarily of cash, cash equivalents, accounts receivable, and inventories, was $6.1 million at June 30, 1997, compared to $10.2 million at March 31, 1997. Operating activities provided net cash of $8.7 million in the three month period ended June 30, 1997 compared with $8.4 million in the prior year period. Accounts payable, accrued expenses and income taxes payable increased $3.7 million due to expenditures for capital equipment and the timing of income tax and royalty payments.

Capital expenditures were $5.9 million for the three month period ended June 30, 1997. Capital expenditures in fiscal 1998 are related to the expansion of compact disc manufacturing capacity, the replacement and expansion of ancillary production equipment, and the continued upgrading of the Company's worldwide management information system. The Company believes that these capital expenditures and working capital requirements will be financed through a combination of funds provided by operating activities and availability under its borrowing arrangements.

Accounting Standard Changes

Effective March 31, 1998, the Company will adopt Financial Accounting Standards Board Statement of Financial Accounting Standards No. 128 "Earnings Per Share" which will supersede Accounting Principles Board Opinion No. 15 "Earnings Per Share". This new statement requires that "basic earnings per share" be computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. "Diluted earnings per share" will reflect the potential dilution if stock options or other securities would result in the issuance or exercise of additional shares of common stock. Early adoption of the standard is prohibited; however, the Company has computed the pro forma earnings per share amounts using the new standard as follows:

                               Three Months Ended June 30,
                               ---------------------------
                                   1997           1996
                               ------------   ------------
Basic earnings per share           $0.03          $0.10
Diluted earnings per share         $0.03          $0.09

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

PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings

On March 18, 1996, the Company received notification from the United States Environmental Protection Agency ("EPA") alleging that the Company was a Potentially Responsible Party ("PRP") for the cleanup of surface water contamination at the Cherokee Oil Company Site (the "Site") in Charlotte, North Carolina which was used by the Company for the disposal of certain byproducts of its manufacturing processes. Subsequently, the U.S. Department of Justice notified the Company that it intended to seek recovery of the approximately $6.4 million environmental cleanup cost incurred to remediate the Site from the Company and the other PRPs, each of which was considered to be jointly and severally liable. In April, 1997, the Company and numerous other PRPs reached a settlement with the EPA. Under the terms of the settlement, 58 PRPs and the Site owner have reimbursed the EPA $4.0 million for the cleanup costs. The Company's share of the aggregate settlement, paid June 25, 1997, was $277, which was fully provided for at March 31, 1997.

The Company is, from time to time, involved in litigation that it considers to be in the ordinary course of business.

Item 6.     Exhibits and Reports on Form 8-K.

      A.    Exhibit 11 - Computation of Net Income Per Share of Common Stock.

      B.    Reports on Form 8-K
            No reports on Form 8-K were filed during the quarter ended June 30, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:      August 12, 1997

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

                                       L. Steven Minkel
                                       Executive Vice President and
                                       Chief Financial Officer


                                       Gary E. Krutul
                                       Corporate Controller
                                       (Principal Accounting Officer)

                                                                      Exhibit 11

                          NIMBUS CD INTERNATIONAL, INC.
             COMPUTATION OF NET INCOME PER SHARE OF COMMON STOCK
                      (In thousands, except per share data)
                                   (Unaudited)

                                            Three months ended June 30,
                                               1997           1996
                                           ------------   ------------
Primary and Fully Diluted:
   Weighted average common shares                20,870         20,839
     outstanding
   Netadditional  common shares issuable
     upon exercise of dilutive  warrants and
     stock options, determined by the treasury
     stock method using the average market
     price for options and warrants out-          2,091          2,186
     standing during the periods
                                           ------------   ------------
   Common shares and equivalents.                22,961         23,025
                                           ============   ============
   Net income.                                   $  705        $ 2,009
                                           ============   ============
   Earnings per share.                         $   0.03       $   0.09
                                           ============   ============