Form 10-Q
period 1997-09-30
NIMBUS CD INTERNATIONAL INC
filed 1997-11-14
CIK 919550

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

For the quarterly period ended September 30, 1997
                                       OR
______      Transition Report Pursuant To Section 13 Or 15(d) Of The
Securities Exchange Act Of 1934.

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

      As of November 12, 1997 there were 21,388,581 shares of the Registrant's Common Stock outstanding.

                          NIMBUS CD INTERNATIONAL, INC.
                                      INDEX
                          PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements:

      Condensed Consolidated Balance Sheets
      September 30, 1997 and March 31, 1997.......................3

      Condensed Consolidated Statements of Income
      Three and six months ended September 30, 1997 and 1996......4

      Condensed Consolidated Statements of Cash Flows
      Six months ended September 30, 1997 and 1996................5

      Notes to Condensed Consolidated Financial Statements........6

Item 2. Management's Discussion and Analysis of Financial Condition
      and Results of Operations...................................9

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings........................................13

Item 4. Submission of Matters to a Vote of Security Holders......14

Item 5. Other Information........................................14

Item 6. Exhibits and Reports on Form 8-K.........................14

Signatures  .....................................................15

PART I.     FINANCIAL INFORMATION
ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 NIMBUS CD INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except share data)

                                                    September 30,     March 31,
                                                       1997              1997
                      ASSETS                        (Unaudited)
Current Assets:
  Cash and cash equivalents                           $  8,728          $ 7,790
  Accounts and notes receivable, less allowances
   for doubtful accounts of $2,772 and $2,014           31,606           26,393
  Inventories                                            1,922            2,217
  Prepaid expenses                                       1,859            1,329
  Deferred income taxes                                  3,412            3,415
                                                   ------------     ------------
   Total current assets                                 47,527           41,144
                                                   ------------     ------------
Property, plant, and equipment, net                     70,090           63,431
Other assets and intangibles                             4,124            3,697
                                                   ============     ============
                                                      $121,741         $108,272
                                                   ============     ============
       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                    $  8,597         $  5,617
  Current portion of long-term debt                      6,076            5,159
  Accrued expenses and other liabilities                14,793           13,533
  Income taxes payable                                   9,177            6,665
                                                   ------------     ------------
   Total current liabilities                            38,643           30,974
                                                   ------------     ------------

Long-term debt                                          20,985           20,840
Deferred income taxes                                    3,557            3,561
Minority interest and other liabilities                  1,828              475

Commitment and contingencies

Stockholders' equity:
  Preferred stock, $0.01 par value; authorized
   2,000,000 shares, no shares issued or outstanding
  Common stock, $0.01 par value, 60,000,000
   shares authorized, 39,012,786 shares issued;
   21,388,581 and 20,870,579 shares outstanding            390              390
  Paid-in capital                                       65,431           66,775
  Retained earnings                                     36,337           31,969
  Cumulative foreign currency translation adjustments      315              378
                                                   ------------     ------------
                                                       102,473           99,512
  Treasury stock, at cost, 17,624,205 and              (45,745)         (47,090)
   18,142,207 shares
                                                   ------------     ------------
   Total stockholders' equity                           56,728           52,422
                                                   ============     ============
                                                      $121,741         $108,272
                                                   ============     ============

     See accompanying notes to condensed consolidated financial statements.

                          NIMBUS CD INTERNATIONAL, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (Amounts in thousands, except per share data)
                                   (Unaudited)

                                     Three months ended       Six months ended
                                         September 30,           September 30,
                                   ---------------------   ---------------------
                                      1997       1996         1997       1996
                                   ---------  ----------   ---------  ----------
Net sales                           $32,496     $31,361     $60,718     $60,590
Cost of goods sold                   22,335      21,960      43,639      43,237
                                   ---------  ----------   ---------  ----------
  Gross profit                       10,161       9,401      17,079      17,353

Selling, general and administrative   3,943       3,360       9,225       7,579
expenses
                                   ---------  ----------   ---------  ----------
  Operating income                    6,218       6,041       7,854       9,774

Interest expense                        691         671       1,389       1,271
Other (income) expense, net           (260)       (110)       (477)       (190)
                                   ---------  ----------   ---------  ----------
  Income before income taxes          5,787       5,480       6,942       8,693

Provision for income taxes            2,123       1,933       2,573       3,137
                                   ---------  ----------   ---------  ----------

  Net income                         $3,664      $3,547      $4,369      $5,556
                                   =========  ==========   =========  ==========

Earnings per share                    $0.16       $0.15       $0.19       $0.24
                                   =========  ==========   =========  ==========

Weighted average shares outstanding  23,056      23,052      23,009      23,037
                                   =========  ==========   =========  ==========

     See accompanying notes to condensed consolidated financial statements.

                 NIMBUS CD INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                            Six months ended
                                                              September 30,
                                                         -----------------------
                                                           1997        1996
                                                         ----------  ----------
Cash flows from operating activities:
  Net income                                               $4,369      $5,556
  Adjustments to reconcile net income to net cash provided
   by operating activities:
  Depreciation and amortization                             5,590       4,296
  Minority interest                                          (212)
  Net (gain) on sale of equipment                             (54)
  Other, net                                                   16        (40)
  Change in operating assets and liabilities:
   Accounts receivable-trade                               (5,278)     (2,706)
   Inventories                                                282      (1,051)
   Prepaid expenses                                          (547)       (617)
   Accounts payable                                         2,968       1,735
   Accrued expenses                                         1,304       1,243
   Income taxes payable                                     2,594       1,812
                                                         ----------  ----------
   Net cash provided by operating activities               11,032      10,228
                                                         ----------  ----------
Cash flows from investing activities:
  Purchase of property, plant and equipment               (11,799)    (12,940)
  Proceeds from sale of equipment                             113
  Other investing activities                                 (339)        (12)
  Expenditures for computer software                         (255)     (1,230)
                                                         ----------  ----------
   Net cash used in investing activities                  (12,280)    (14,182)
                                                         ----------  ----------
Cash flows from financing activities:
  Proceeds from exercise of stock options                                  41
  Revolving credit borrowings, net                          4,259       1,250
  Repayment of debt                                        (2,958)
  Capital contribution by minority interest                 1,010
                                                         ----------  ----------
   Net cash provided by financing activities                2,311       1,291
                                                         ----------  ----------

Effect of exchange rate changes on cash                      (125)         79
  Net increase (decrease) in cash                             938     (2,584)
                                                         ----------  ----------

Cash and cash equivalents, beginning of period              7,790       3,593
                                                         ----------  ----------

   Cash and cash equivalents, end of period                $8,728      $1,009
                                                         ==========  ==========

     See accompanying notes to condensed consolidated financial statements.

                          NIMBUS CD INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)

1.    Preparation of Interim Financial Statements:

      The condensed consolidated financial statements of Nimbus CD International, Inc. (referred to as "Nimbus" or the "Company") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, these statements include all adjustments necessary for a fair presentation of the financial position, operating results and cash flows of all interim reporting periods reported herein. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures prepared in accordance with generally accepted accounting principles have been either condensed or omitted pursuant to SEC rules and regulations. However, management believes that the disclosures made are adequate for a fair presentation of results of operations and financial position. It is suggested that these financial statements be read in conjunction with the Company's audited financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report to Stockholders incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended March 31,1997. The results of operations for the three and six month periods ended September 30, 1997 are not necessarily indicative of the results for the entire fiscal year ending March 31, 1998.

2.    Inventories:
      Inventories consist of the following:

                                                 September    March 31,
                                                  30, 1997      1997
                                                 ----------  -----------
       Raw materials                                $1,341       $1,518
       Work-in-process                                 466          236
       Finished goods                                  115          463
                                                 ==========  ===========
                                                    $1,922       $2,217
                                                 ==========  ===========

3.    Property, Plant and Equipment:
      Property, plant and equipment consisted of the following:

                                               September 30,    March 31,
                                                    1997          1997
                                                 ----------  -----------
       Land, buildings and improvements             $20,811      $20,865
       Machinery and equipment                       67,586       62,925
       Construction in progress                      12,437        5,976
                                                 ----------  -----------
                                                    100,834       89,766
       Less accummulated depreciation              (30,744)     (26,335)
                                                 ----------  -----------
       Net property, plant and equipment            $70,090      $63,431
                                                 ==========  ===========

                          NIMBUS CD INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands except per share data)
                                   (Unaudited)
 4.   Commitments and Contingencies:

      (a) Capital Expenditures: At September 30, 1997 commitments for capital expenditures amounted to approximately $ 6,449.

      (b) Royalties: The Company is party to various licensing agreements in both the United States and the United Kingdom for technology associated with its product and the related manufacturing processes, under which the Company is obligated to pay royalties ranging from $.015 to $.045 per disc manufactured. In the United States, one such licensor's patents were found invalid in a third party civil action in July 1996, and accordingly, the Company suspended payment of royalties as provided in the license agreement. The licensor has appealed the verdict and a decision is not anticipated until mid-1998. In the United Kingdom, the Company has suspended payment of royalties to a licensor due to a dispute regarding breach of the license agreement. Pending their ultimate disposition, the Company continues to accrue royalty expense under these agreements, for which the balance aggregates to $6.8 million at September 30, 1997. The Company believes that the outcome of these cases will not result in a material adverse impact on the results of operations or the consolidated financial position of the Company.

      (c) Litigation and related matters: On March 18,1996, the Company received notification from the United States Environmental Protection Agency ("EPA") alleging that the Company was a Potentially Responsible Party ("PRP") for the cleanup of surface water contamination at the Cherokee Oil Company Site (the "Site") in Charlotte, North Carolina which was used by the Company for the disposal of certain byproducts of its manufacturing processes. Subsequently, the U.S. Department of Justice notified the Company that it intended to seek recovery of the approximately $6.4 million environmental cleanup cost incurred at the site from the Company and the other PRP's, each of which was considered jointly and severally liable. In April, 1997, the Company and numerous other PRPs reached a settlement with the EPA. Under the terms of the settlement, 58 PRPs and the Site owner have reimbursed the EPA $4.0 million for the cleanup costs. The Company's share of the aggregate settlement, paid June 25, 1997, was $277, which was fully provided for at March 31, 1997.

5.    Accounting Standard Changes

      Effective March 31, 1998, the Company will adopt Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS 128) which will supercede Accounting Principles Board Opinion No. 15 "Earnings Per Share". SFAS 128 requires that "basic earnings per share" be computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. "Diluted earnings per share" will reflect the potential dilution if stock options or other securities would result in the issuance or exercise of additional shares of common stock. Early adoption of the standard is prohibited; however, the Company has computed the pro forma earnings per share amounts using the new standard as follows:

                                  Three months ended     Six months ended
                                    September 30,          September 30,
                                  ----------------       ---------------
                                    1997     1996          1997     1996
                                  -------  --------      -------  -------
       Basic earnings per share     $0.17    $0.17        $0.21    $0.27
       Diluted earnings per share   $0.16    $0.15        $0.19    $0.24

                          NIMBUS CD INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)

In June 1997, the FASB issued Statement No. 130 "Reporting Comprehensive Income" ("SFAS 130") which is effective for fiscal years beginning after December 15, 1997, including interim periods. SFAS 130 establishes standards of reporting and display of comprehensive income and its components in a full set of general-purpose financial statements, either in the statement of operations or in a separate statement. Additionally, SFAS 130 requires the display of the accumulated balance of other comprehensive income as a separate caption in the equity section of the balance sheet as well as the disclosure of material components of accumulated other comprehensive income either on the face of the balance sheet, in a statement of changes in equity or in notes to the financial statements. The Company does not believe that adoption of SFAS 130 will have a material effect on the Company's financial statements.

The FASB also issued Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") in June 1997 which is effective for fiscal years beginning after December 15, 1997, including interim periods after the year of initial adoption. SFAS 131 established standards for the way that public companies report information about operating segments in both interim and annual financial statements, including related disclosures about products and services, geographic areas, and major customers. The Company has not determined what, if any, impact SFAS 131 will have on the operating segments reported or the impact SFAS 131 will have on its financial statements and related disclosures.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996

Net Sales. Total discs sold increased 23.3% to 45.5 million discs in the three months ended September 30, 1997 from 36.9 million discs in the same period of 1996. The increase was the result of a 37.1% increase in CD-ROM unit sales to
27.0 million discs in the three months ended September 30, 1997 from 19.7 million discs in the same period of 1996 combined with a 6.4% increase in CD-Audio unit sales to 18.3 million units in the three months ended September 30, 1997 from 17.2 million units in the same period of 1996. In the United States, CD-ROM volume increased 19.9% to 18.7 million discs in the second fiscal quarter of 1998 from 15.6 million discs in the same period of fiscal 1997. United Kingdom CD-ROM volume increased 97.6% to 8.3 million discs in the second quarter of fiscal 1998 from 4.2 million discs in the same period of fiscal 1997. CD-Audio volume decreased in the United States by 2.5% to 7.9 million discs in the three months ended September 30, 1997 from 8.1 million discs during the same period of 1996 while the United Kingdom experienced a 15.6% increase in CD-Audio sales units to 10.4 million discs during the second quarter of fiscal 1998 from
9.0 million units in the same period of fiscal 1997. In addition, 227,000 DVD discs were sold in the United States during the three month period ending September 30, 1997.

Net sales increased 3.5% to $32.5 million in the three months ended September 30, 1997 from $31.4 million in the same period of 1996. Compact disc revenues, excluding DVD, increased 6.4% to $31.7 million in the three months ended September 30, 1997 from $29.8 million in the second quarter of fiscal 1997. DVD revenues were $0.8 million in the three months ended September 30, 1997, while turnkey and other related service revenues of Nimbus Software Services, Inc. ("NSS"), which was closed in the first quarter of fiscal 1998, contributed $1.5 million of revenues for the three month period ended September 30, 1996. The increase in net sales is due to the increase in disc volumes described above, offset by a decline in the average disc selling price from $0.81 to $0.70 for the three month periods ended September 30, 1996 and 1997, respectively, or 13.6%. The price decline, which was experienced both in the United States and the United Kingdom, reflects an oversupply of production capacity in North America and Europe as well as a shift in sales mix to CD-ROM from CD-Audio, which typically has a higher per unit packaging configuration. In addition, the Company has realized lower disc prices under a vendor supply agreement, under which cost efficiencies resulting from increased production volumes are reflected in the disc sales price. The price declines noted above were partially mitigated by exchange rate changes between the United States and the United Kingdom during the three month periods ended September 30, 1997 and 1996, respectively.

The Company believes that disc sales in its third fiscal quarter ending December 31, 1997 will continue to reflect growth in its CD-ROM volume. While the Company expects continued strong demand for CD-ROM, CD-Audio and continued emerging demand for DVD products, net revenues in its third fiscal quarter continue to be dependent on product sales and packaging mix.

Gross Profit. Gross profit increased 8.5% to $10.2 million in the three months ended September 30, 1997 from $9.4 million in the same period of 1996. Gross profit as a percent of net sales increased to 31.4% in the three months ended September 30, 1997 from 29.9% in the same period of 1996. The increase in the Company's gross profit margin during the second quarter of fiscal 1998 was due to the higher unit volumes mentioned above, reduced raw material and packaging material costs and a reduction in the overall level of factory overhead charges due to the closure of the Company's Sunnyvale facility. The Company's gross profit margin was unfavorably impacted by an increase in depreciation expense resulting from capital expansion and acquisition projects in fiscal 1997 and 1998, primarily DVD related. The Company also incurred higher packaging and factory direct labor due to higher sales levels of non-automated packing configurations and the absorption of training salaries as the Company expanded its production capacity. Finally, the Company incurred additional factory overhead charges related to the acquisition and set-up of additional warehousing facilities at both the Charlottesville and Provo locations. The Company anticipates improvement in the gross profit as a percentage of sales in the third fiscal quarter as depreciation and factory overhead charges are absorbed by higher production volumes and the Company continues to realize the benefits of restructuring its North American operations into the two remaining plants.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 14.7% to $3.9 million in the three months ended September 30, 1997 from $3.4 million in the same period of 1996. As a percentage of net sales, selling, general and administrative expenses increased to 12.0% in the three months ended September 30, 1997 from 10.8% in the same period of the prior year. The increase in the second fiscal quarter includes $0.3 million of costs incurred in the process of establishing the EuroNimbus operations in Luxembourg. In addition, the Company experienced higher sales and marketing costs, primarily personnel and office facilities expenses associated with efforts to penetrate the OEM and DVD markets in the United States, and bad debt expense in the United Kingdom.

Operating Income. Operating income increased 3.3% to $6.2 million in the three months ended September 30, 1997 from $6.0 million in the same period of 1996. The increase in operating income primarily reflects the higher unit volume mentioned above, partially offset by the increase in selling, general and administrative expenses. Operating income as a percentage of net sales remained constant at 19.1% in the three month periods ended September 30, 1997 and 1996, respectively.

Interest Expense. Interest expense was $0.7 million for each of the three month periods ended September 30, 1997 and 1996.

Income Taxes. Income tax expense increased to $2.1 million in the three months ended September 30, 1997 from $1.9 million in the same period of 1996. The increase in income tax expense is attributable to the increase in income before taxes. The effective tax rate was 36.7% for the three months ended September 30, 1997 as compared with 35.3% for the three month period ended September 30, 1996.

Six Months Ended September 30, 1997 and 1996

Net Sales. Total discs sold increased 17.7% to 82.3 million discs in the six months ended September 30, 1997 from 69.9 million discs in the same period of 1996. The increase resulted from a 18.8% increase in CD-ROM volume to 46.7 million discs from 39.3 million discs for the six month periods ended September 30, 1997 and 1996, respectively, combined with a 14.7% increase in CD-Audio unit sales to 35.1 million discs in the six month period ended September 30, 1997 from 30.6 million discs for the same period of 1996. The increase in CD-ROM unit sales was experienced primarily in the United Kingdom, which increased 72.3% to
14.3 million discs in fiscal 1998 from 8.3 million discs in fiscal 1997. In the United States, CD-ROM unit sales increased 4.5% to 32.4 million discs from 31.0 million discs for the six months ended September 30, 1997 and 1996, respectively. CD-Audio volumes increased both in the United States and in the United Kingdom. In the United States, CD-Audio unit sales increased 7.6% to 15.6 million units from 14.5 million units in the six month periods ended September 30, 1997 and 1996, while in the United Kingdom, CD-Audio unit sales increased 21.7% to 19.6 million units for the first six months of fiscal 1998 from 16.1 million units in the same period of the prior fiscal year. DVD discs sold during the six month period ended September 30, 1997 were 0.4 million units.

Net sales increased to $60.7 million for the six months ended September 30, 1997 from $60.6 million for the same period of 1996. Compact disc revenues, excluding DVD, increased 3.9% to $59.0 million in the six months ended September 30, 1997 from $56.8 million in fiscal 1997. DVD revenues were $1.5 million in the six months ended September 30, 1997, while turnkey and other related service revenues of NSS, which was closed in the first quarter of fiscal 1998, contributed $3.8 million of revenues for the six month period ended September 30, 1996. Approximately $8.6 million of the increase in CD revenues is due to the increase in disc volume, offset by a decline in the average disc selling price from $0.81 to $0.72, or 11.1%, for the six month periods ended September 30, 1996 and 1997, respectively.

Gross Profit. Gross profit decreased 1.7% to $17.1 million for the six month period ended September 30, 1997 from $17.4 million in the same period of 1996. Gross margin decreased to 28.2% in the six month period ended September 30, 1997 from 28.7% in the same period of 1996. The decrease in gross profit was attributable to the decline in the average selling price noted above, a $1.4 million increase in depreciation expense associated with fiscal 1997 and 1998 capital acquisitions, and a $0.5 million increase in freight expense. In addition, the Company incurred additional factory overhead charges associated with the transferring of the CD manufacturing equipment and inventory from the Sunnyvale facility to the Provo plant, and the establishment of additional warehouse facilities at both the Charlottesville and Provo locations. These costs were partially offset by reduced raw material costs and a decrease in the overall level of factory overhead expenses due to the closure of the Company's Sunnyvale facility.

Gross profit for the six month period ended September 30, 1997 does not reflect an estimated $0.7 million recoverable under a vendor supply agreement for under-utilization of dedicated manufacturing capacity at the Company's Provo facility during this period. Income recognition under the "take or pay" provisions of the agreement has been deferred since the required annual volume may ultimately be purchased over the remainder of fiscal 1998.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 21.1% to $9.2 million in the six month period ended September 30, 1997 from $7.6 million in the same period of 1996. The increase in the current year includes a $0.6 million increase in the allowance for doubtful accounts, and $0.6 million of costs incurred in the process of establishing the EuroNimbus operations in Luxembourg. In addition, the Company incurred higher corporate, administrative support, and sales and marketing costs due to the increased level of sales noted above and by the Company's efforts to penetrate additional product markets. The prior year selling, general and administrative expenses includes a $0.3 million reserve for environmental clean-up costs. As a percentage of net sales, selling, general and administrative expenses increased to 15.2% in the six months ended September 30, 1997 from 12.5% in the same period of 1996.

Operating Income. Operating income decreased 19.4% to $7.9 million in the six month period ended September 30, 1997 from $9.8 million in the same period of 1996. The decrease in operating income is primarily due to the higher level of selling, general and administrative expenses mentioned above. Operating income as a percentage of net sales decreased to 13.0% in the six months ended September 30, 1997 from 16.2% in the same period of 1996.

Interest Expense. Interest expense increased to $1.4 million in the six months ended September 30, 1997 from $1.3 million in the same period of 1996. The increase in interest expense reflects an increase in the Company's effective interest rate during fiscal 1998.

Income Taxes. Income tax expense decreased to $2.6 million in the six months ended September 30, 1997 from $3.1 million in the same period of 1996. The effective tax rate was 37.1% for the six months ended September 30, 1997 as compared with 36.1% for the same period of 1996.

Liquidity and Capital Resources

Working capital was $8.9 million at September 30, 1997 compared to $10.2 million at March 31, 1997. Accounts receivable increased $5.2 million for the six month period ended September 30, 1997, and inventories decreased $0.3 million due to the cessation of turnkey and related service sales which require the acquisition of collateral inventories. Accounts payable and accrued expenses increased $4.2 million for the six month period ended September 30, 1997, largely reflecting the remaining amounts due for equipment purchases and an increase in accrued royalties, while income taxes payable increased $2.6 million reflecting the timing of estimated tax payments.

Capital expenditures were $12.1 million for the six months period ended September 30, 1997. Capital expenditures in fiscal 1998 are related to the expansion of disc manufacturing capacity, the replacement and expansion of ancillary production equipment, additional DVD bonding equipment, and the continued upgrading of the Company's worldwide management information system. The Company believes that these capital expenditures and working capital requirements will be financed through a combination of funds provided by operating activities and availability under its borrowing arrangements.

The Company is party to various licensing agreements in both the United States and the United Kingdom for technology associated with its product and the related manufacturing processes, under which the Company is obligated to pay royalties ranging from $.015 to $.045 per disc manufactured. In the United States, one such licensor's patents were found invalid in a separate civil action in July 1996, and accordingly, the Company suspended payment of royalties as provided in the license agreement. The licensor has appealed the verdict and a decision is not anticipated until mid 1998. In the United Kingdom, the Company has suspended payment of royalties to a licensor due to a dispute regarding breach of the license agreement. Pending their ultimate disposition, the Company continues to accrue royalty expense under these agreements, whose liability balance has increased to $6.8 million at September 30, 1997. The Company believes that the outcome of these cases will not result in a material adverse impact on the liquidity, results of operations, or the consolidated financial position of the Company.

Accounting Standard Changes

Effective March 31, 1998, the Company will adopt Financial Accounting Standards Board Statement of Financial Accounting Standards No. 128 "Earnings Per Share" which will supercede Accounting Principles Board Opinion No. 15 "Earnings Per Share". This new statement requires that "basic earnings per share" be computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. "Diluted earnings per share" will reflect the potential dilution if stock options or other securities would result in the issuance or exercise of additional shares of common stock. Early adoption of the standard is prohibited; however, the Company has computed the pro forma earnings per share amounts using the new standard as follows:

                               Three months ended        Six months ended
                                  September 30,           September 30,
                               ------------------       -----------------
                                 1997      1996          1997      1996
                               --------   -------       -------  --------
       Basic earnings per share $0.17     40.17         $0.21     $0.27
       Diluted earnings per     $0.16     $0.15         $0.19     $0.24
       share

In June 1997, the FASB issued Statement No. 130 "Reporting Comprehensive Income" (SFAS 130) which is effective for fiscal years beginning after December 15, 1997, including interim periods. SFAS 130 establishes standards of reporting and display of comprehensive income and its components in a full set of general-purpose financial statements, either in the statement of operations or in a separate statement. Additionally, SFAS 130 requires the display of the accumulated balance of other comprehensive income as a separate caption in the equity section of the balance sheet as well as the disclosure of material components of accumulated other comprehensive income either on the face of the balance sheet, in a statement of changes in equity or in notes to the financial statements. The Company does not believe that adoption of SFAS 130 will have a material effect on the Company's financial position.

The FASB also issued Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information"("SFAS 131") in June 1997 which is effective for fiscal years beginning after December 15, 1997, including interim periods after the year of initial adoption. SFAS 131 established standards for the way that public companies report information about operating segments in both interim and annual financial statements, including related disclosures about products and services, geographic areas, and major customers. The Company has not determined what, if any, impact SFAS 131 will have on the operating segments reported or the impact SFAS 131 will have on financial statements and related disclosures.

Year 2000

As part of the upgrade of its worldwide information systems, the Company is updating all of its systems to ensure that they will continue to function beyond the turn of the century. The Company believes that its enterprise wide systems will be year 2000 compliant by March 31, 1999.

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

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of
1995

The statements included or incorporated by reference into the Company's Securities and Exchange Commission filings and shareholder communications which are not historical facts are forward -looking statements that involve risks and uncertainties, including, but not limited to, the effect of changing CD technology and the possibility that, over time, CD technology could be replaced by another form of information storage and retrieval technology, the dependence of the Company's growth prospects on the development of new technologies that achieve market acceptance and create new demand for CDs and related services and the highly competitive nature of the CD manufacturing industry which may adversely affect prices for CDs and other aspects of the Company's business.

PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings

On March 18,1996, the Company received notification from the United States Environmental Protection Agency ("EPA") alleging that the Company was a Potentially Responsible Party ("PRP") for the cleanup of surface water contamination at the Cherokee Oil Company Site (the "Site") in Charlotte, North Carolina which was used by the Company for the disposal of certain byproducts of its manufacturing processes. Subsequently, the U.S. Department of Justice notified the Company that it intended to seek recovery of the approximately $6.4 million environmental cleanup cost incurred at the site from the Company and the other PRP's, each of which was considered jointly and severally liable. In April, 1997, the Company and numerous other PRPs reached a settlement with the EPA. Under the terms of the settlement, 58 PRPs and the Site owner have reimbursed the EPA $4.0 million for the cleanup costs. The Company's share of the aggregate settlement, paid June 25, 1997, was $277, which was fully provided for at March 31, 1997.

From time to time, the Company is involved in litigation that it considers to be in the normal course of business.

Item 4.   Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Stockholders held on August 5, 1997, the following individuals were elected to the Board of Directors:

                           Votes For     Vote Withheld
                         --------------  --------------
       Charles Ayres      19,688,424         76,148
       Darryl G. Behrman  19,687,174         77,398
       Grant G. Behrman   19,687,374         77,198
       Robert H. Davidson 19,686,924         77,648
       David E. De Leeuw  19,687,924         76,648
       Anthony V. Dub     19,688,924         75,648
       Lyndon J. Faulkner 19,688,224         76,348
       George E. McCown   19,688,424         76,148
       Glenn S. McKenzie  19,687,424         77,148
       L. Steven Minkel   19,688,424         76,148

The following proposals were approved at the Company's Annual Meeting:

                               Affirmative Votes  Negative Votes  Votes Withheld
                                   -------------  -------------   -------------
       Ratify the appointment of
       Coopers & Lybrand L.L.P. as     19,764,572       16,040          14,950
       independent auditors for the
       fiscal year ending March 31,
       1998

Item 5.     Other Information

On September 2, 1997, Chase Manhattan Investments Holdings, L.P. exercised its remaining 518,453 warrants which converted into 518,002 shares of voting common stock.

Item 6.     Exhibits and Reports on Form 8-K.

A.    Exhibit 11 - Computation of Net Income Per Share of Common Stock.

B.    Reports on Form 8-K
      No reports on form 8-K were filed during the quarter ended September 30, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 1997
                                       NIMBUS CD INTERNATIONAL, INC.
                                       (Registrant)

                                       /S/ L. Steven Minkel
                                       L. Steven Minkel
                                       Executive Vice President and
                                       Chief Financial Officer

                                       /S/ Gary E. Krutul
                                       Gary E. Krutul
                                       Corporate Controller
                                       (Principal Accounting Officer)

                                                                      Exhibit 11

                          NIMBUS CD INTERNATIONAL, INC.
               COMPUTATION OF NET INCOME PER SHARE OF COMMON STOCK
                      (In thousands, except per share data)
                                   (Unaudited)

                                          Three months         Six months
                                              ended               ended
                                          September 30,       September 30,
                                        ------------------   ----------------
                                          1997      1996       1997     1996
                                        --------  --------   -------  -------
Primary and Fully Diluted:

  Weighted average common shares         21,043    20,869    20,957   20,854
   outstanding
  Net additional common shares
   issuable upon exercise of dilutive
   warrants and stock options,
   determined by the treasury stock
   method using the average market        2,013     2,183     2,052    2,183
   price for options and warrants
   outstanding during the periods
                                        --------  --------   -------  -------

Common shares and equivalents            23,056    23,052    23,009   23,037
                                        ========  ========   =======  =======

Net income                               $3,664    $3,546    $4,369   $5,556
                                        ========  ========   =======  =======

Earnings per share                        $0.16     $0.15     $0.19    $0.24
                                        ========  ========   =======  =======