Form 10-Q
period 1997-12-31
NIMBUS CD INTERNATIONAL INC
filed 1998-02-12
CIK 919550

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

For the quarterly period ended December 31, 1997

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

                  Yes       X                         No    _______
                        ---------

      As of February 11, 1998 there were 39,012,786 shares of the Registrant's Common Stock outstanding.

                          NIMBUS CD INTERNATIONAL, INC.
                                      INDEX
                          PART I. FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements:

            Condensed Consolidated Balance Sheets
            December 31, 1997 and March 31, 1997........................3

            Condensed Consolidated Statements of Income
            Three and nine months ended December 31, 1997 and 1996......4

            Condensed Consolidated Statements of Cash Flows Nine
            months ended December 31, 1997 and 1996.....................5

            Notes to Condensed Consolidated Financial Statements........6

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations.........................8

                           PART II. OTHER INFORMATION

Item 1.     Legal Proceedings..........................................12

Item 6.     Exhibits and Reports on Form 8-K...........................12

            Signatures.................................................13

PART I.     FINANCIAL INFORMATION
ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 NIMBUS CD INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   (Dollars in thousands, except share data)

                                                    December 31,
                                                       1997           March 31,
                      ASSETS                        (Unaudited)         1997
Current Assets:
  Cash and cash equivalents                           $    5,072      $    7,790
  Accounts and notes receivable, less allowances
   for doubtful accounts of $2,386 and $2,014             36,951          26,393
  Inventories                                              2,559           2,217
  Prepaid expenses                                         2,776           1,329
  Deferred income taxes                                    3,415           3,415
                                                     ------------   ------------
   Total current assets                                   50,773          41,144
                                                     ------------   ------------
Property, plant, and equipment, net                       77,271          63,431
Other assets and intangibles                               3,821           3,697
                                                     ============   ============
                                                        $131,865        $108,272
                                                     ============   ============

       LIABILITIES AND STOCKHOLDERS' EQUITY Current Liabilities:

  Accounts payable                                    $    8,200      $    5,617
  Current portion of long-term debt                        7,307           5,159
  Accrued expenses and other liabilities                  17,426          13,533
  Income taxes payable                                     8,480           6,665
                                                     ------------   ------------
   Total current liabilities                              41,413          30,974
                                                     ------------   ------------

Long-term debt                                            21,307          20,840
Deferred income taxes                                      3,563           3,561
Minority interest and other liabilities                    2,114             475
Stockholders' equity:
  Preferred stock, $0.01 par value; authorized
   2,000,000 shares, no shares issued or
   outstanding
  Common stock, $0.01 par value, 60,000,000
   shares authorized, 39,012,786 shares issued;
   21,388,581 and 20,870,579 shares outstanding              390             390
  Paid-in capital                                         65,431          66,775
  Retained earnings                                       43,223          31,969
  Cumulative foreign currency translation adjustments        169             378
                                                     ------------   ------------
                                                         109,213          99,512
  Treasury stock, at cost, 17,624,205 and               (45,745)        (47,090)
   18,142,207 shares
                                                     ------------   ------------
   Total stockholders' equity                             63,468          52,422
                                                     ------------   ------------
                                                        $131,865        $108,272
                                                     ============   ============

     See accompanying notes to condensed consolidated financial statements.

                          NIMBUS CD INTERNATIONAL, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (Amounts in thousands, except per share data)
                                   (Unaudited)

                                       Three months ended      Nine months ended
                                          December 31,            December 31,
                                     ---------------------   -------------------
                                        1997       1996         1997       1996
                                     ---------  ----------   ---------  --------
Net sales                             $41,525     $40,352    $102,243   $100,942
Cost of goods sold                     28,243      27,467      71,882     70,704
                                     ---------  ----------   ---------  --------
  Gross profit                         13,282      12,885      30,361     30,238

Selling, general and administrative     3,666       3,802      12,891     11,381
expenses
                                     ---------  ----------   ---------  --------
  Operating income                      9,616       9,083      17,470     18,857

Interest expense                          773         701       2,162      1,972
Other (income) expense, net            (1,590)       (103)     (2,077)     (293)
                                     ---------  ----------   ---------  --------
  Income before income taxes           10,433       8,485      17,385     17,178

Provision for income taxes              3,555       2,975       6,128      6,112
                                     ---------  ----------   ---------  --------

  Net income                         $  6,878    $  5,510    $ 11,257   $ 11,066
                                     =========  ==========   =========  ========
Earnings per share:
  Basic                              $   0.32    $   0.26    $   0.53   $   0.53
                                     =========  ==========   =========  ========
  Diluted                            $   0.30    $   0.24    $   0.49   $   0.48
                                     =========  ==========   =========  ========
Weighted average shares outstanding:
  Basic                                21,388      20,869      21,101     20,859
                                     =========  ==========   =========  ========
  Diluted                              22,937      22,958      22,957     23,011
                                     =========  ==========   =========  ========

     See accompanying notes to condensed consolidated financial statements.

                 NIMBUS CD INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                             Nine months ended
                                                                December 31,
                                                           ---------------------
                                                             1997        1996
                                                           ----------  ---------
Cash flows from operating activities:
  Net income                                                $11,257     $11,066
  Adjustments to reconcile net income to net cash provided
   by operating activities:
   Depreciation and amortization                              8,377       6,893
   Minority interest                                          (434)
   Net (gain) on sale of equipment                             (36)
   Other, net                                                     3          15
   Change in operating assets and liabilities:
     Accounts receivable-trade                             (10,388)     (7,453)
     Inventories                                              (333)       (610)
     Prepaid expenses                                       (1,432)         (7)
     Accounts payable                                         2,461       1,422
     Accrued expenses                                         3,893       3,124
     Income taxes payable                                     1,790       1,984
                                                           ----------  --------
      Net cash provided by operating activities              15,158      16,424
                                                           ----------  --------
Cash flows from investing activities:
  Purchase of property, plant and equipment                (21,559)    (16,670)
  Expenditures for computer software                          (519)     (1,054)
  Proceeds from sale of equipment                               415
  Other investing activities                                     78       (112)
                                                           ----------  --------
   Net cash used in investing activities                   (21,585)    (17,836)
                                                           ----------  --------
Cash flows from financing activities:
  Proceeds from exercise of stock options                                    41
  Revolving credit borrowings, net                            4,563       2,250
  Proceeds of debt                                            1,873
  Repayment of debt                                         (3,977)       (748)
  Capital contribution by minority interest                   1,649
                                                           ----------  --------
   Net cash provided by financing activities                  4,108       1,424
                                                           ----------  --------

Effect of exchange rate changes on cash                       (401)         128
  Net increase (decrease) in cash                           (2,720)         150
                                                           ----------  --------
Cash and cash equivalents, beginning of period                7,790       3,593
                                                           ----------  --------
   Cash and cash equivalents, end of period                $  5,072     $ 3,743
                                                           ==========  ========

     See accompanying notes to condensed consolidated financial statements.

                          NIMBUS CD INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)

1.    Preparation of Interim Financial Statements:

      The condensed consolidated financial statements of Nimbus CD International, Inc. (referred to as "Nimbus" or the "Company") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, these statements include all adjustments necessary for a fair presentation of the financial position, operating results and cash flows of all interim reporting periods reported herein. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures prepared in accordance with generally accepted accounting principles have been either condensed or omitted pursuant to SEC rules and regulations. However, management believes that the disclosures made are adequate for a fair presentation of results of operations and financial position. It is suggested that these financial statements be read in conjunction with the Company's audited financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report to Stockholders incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended March 31,1997. The results of operations for the three and nine month periods ended December 31, 1997 are not necessarily indicative of the results for the entire fiscal year ending March 31, 1998.

2.    Inventories:
      Inventories consist of the following:

                                                December 31,  March 31,
                                                   1997          1997
                                                 ----------  -----------
       Raw materials                                $2,207       $1,518
       Work-in-process                                 225          236
       Finished goods                                  127          463
                                                 ==========  ===========
                                                    $2,559       $2,217
                                                 ==========  ===========

3.    Property, Plant and Equipment:
      Property, plant and equipment consist of the following:

                                                December 31,   March 31,
                                                    1997          1997
                                                 ----------  -----------
       Land, buildings and improvements             $25,603      $20,865
       Machinery and equipment                       74,404       62,925
       Construction in progress                      10,037        5,976
                                                 ----------  -----------
                                                    110,044       89,766
       Less accumulated depreciation               (32,773)     (26,335)
                                                 ----------  -----------
       Net property, plant and equipment            $77,271      $63,431
                                                 ==========  ===========

                          NIMBUS CD INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands except per share data)
                                   (Unaudited)
 4.   Commitments and Contingencies:

      (a) Capital Expenditures: At December 31, 1997 commitments for capital expenditures amounted to approximately $6,979.

      (b) Royalties: The Company is party to various licensing agreements in both the United States and the United Kingdom for technology associated with its product and the related manufacturing processes, under which the Company is obligated to pay royalties ranging from $.015 to $.045 per disc manufactured. In the United States, one such licensor's patents were found invalid in a third party civil action in July 1996, and accordingly, the Company suspended payment of royalties as provided in the license agreement. The licensor has appealed the verdict and a decision is not anticipated until mid-1998. In the United Kingdom, the Company has suspended payment of royalties to a licensor due to a dispute regarding breach of the license agreement. Pending their ultimate disposition, the Company continues to accrue royalty expense under these agreements, for which the balance aggregates $8.6 million at December 31, 1997. The Company believes that the outcome of these cases will not result in a material adverse impact on the results of operations or the consolidated financial position of the Company.

5.    Earnings Per Share

      The Company has adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS 128), resulting in the restatement of earnings per share for all prior periods. SFAS 128 requires that "basic earnings per share" be computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. "Diluted earnings per share" reflects the potential dilution if stock options or other securities would result in the issuance or exercise of additional shares of common stock.

6.    Accounting Standard Changes

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended December 31, 1997 and 1996

Net Sales. Total discs sold increased 19.8% to 59.9 million discs in the three months ended December 31, 1997 from 50.0 million discs in the same period of 1996. The increase was the result of a 29.7% increase in CD-ROM unit sales to
40.6 million discs in the three months ended December 31, 1997 from 31.3 million discs in the same period of 1996. CD-Audio unit sales decreased 1.1% to 18.5 million units in the three months ended December 31, 1997 from 18.7 million units in the same period of 1996. In the United States, total discs sold increased 20.9% to 38.2 million units in the three months ended December 31, 1997 from 31.6 million units in the same period of 1996. United States CD-ROM volume increased 22.5% to 27.8 million discs in the third fiscal quarter of 1998 from 22.7 million discs in the same period of fiscal 1997. CD Audio volume increased in the United States by 9.0% to 9.7 million discs in the three months ended December 31, 1997 from 8.9 million discs in the same period of 1996. European total unit sales increased 18.6% to 21.7 million discs in the three months ended December 31, 1997 from 18.3 million discs in the same period of 1996. CD-ROM volume increased 50.6% to 12.8 million discs from 8.5 million discs while CD-Audio sales units decreased 10.2% to 8.8 million discs during the third quarter of fiscal 1998 from 9.8 million units in the same period of fiscal 1997.

Net sales increased 2.7% to $41.5 million in the three months ended December 31, 1997 from $40.4 million in the same period of 1996. Compact disc and related revenues, excluding DVD, increased 1.6% to $39.3 million in the three months ended December 31, 1997 from $38.7 million in the third quarter of fiscal 1997. DVD revenues were $2.2 million in the three months ended December 31, 1997, while turnkey and other related service revenues of Nimbus Software Services, Inc. ("NSS"), which closed its Sunnyvale facility in the first quarter of fiscal 1998, contributed $1.3 million of revenues for the three month period ended December 31, 1996. The increase in net sales is due to the increase in disc volumes described above, offset by a 13% decline in the average disc selling price from $0.77 to $0.67 for the three month periods ended December 31, 1996 and 1997, respectively. The price decline reflects an oversupply of production capacity in Europe as well as the continued shift in sales mix to CD-ROM from CD-Audio, which typically has a higher per unit packaging configuration. In addition, the Company realized lower disc prices under a vendor supply agreement. The price declines noted above were partially mitigated by exchange rate changes between the United States and the United Kingdom during the three month periods ended December 31, 1997 and 1996, respectively.

Gross Profit. Gross profit increased 3.1% to $13.3 million in the three months ended December 31, 1997 from $12.9 million in the same period of 1996. Gross profit as a percentage of net sales increased to 32.0% in the three months ended December 31, 1997 from 31.9% in the same period of 1996. The increase in gross profit was attributable to reduced raw material costs and a decrease in the overall level of factory overhead expenses due to the closure of the Company's Sunnyvale facility, partially offset by a decline in the average selling price noted above. The Company's gross profit margin was unfavorably impacted by an increase in depreciation expense resulting from capital expansion and acquisition projects in fiscal 1997 and 1998, increased packaging material and labor due to higher sales levels of non-automated packing configurations, and increased factory overhead charges for additional warehousing facilities at both the Charlottesville and Provo locations. Finally, the Company's gross profit margin included the absorption of depreciation and factory overhead charges at the Luxembourg facility as the plant commenced disc production in December. If the results of the Luxembourg facility were excluded, the Company's gross profit margin would have been 32.9%.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 2.6% to $3.7 million in the three months ended December 31, 1997 from $3.8 million in the same period of 1996. As a percentage of net sales, selling, general and administrative expenses decreased to 8.9% in the three months ended December 31, 1997 from 9.4% in the same period of the prior year. The decrease in selling, general and administrative expenses is attributable to lower administrative personnel and travel expense in the United States and bad debt expense in the United Kingdom, partially offset by increased sales and marketing costs associated with efforts to penetrate the OEM and DVD markets. The third fiscal quarter also includes $0.8 million of costs attributable to the EuroNimbus operations in Luxembourg, which commenced operations during the quarter.

Operating Income. Operating income increased 5.5% to $9.6 million in the three months ended December 31, 1997 from $9.1 million in the same period of 1996. The increase in operating income primarily reflects the higher unit volume and net sales mentioned above. Operating income as a percentage of net sales increased to 23.1% in the three months ended December 31, 1997 from 22.5% in the same period of 1996.

Interest Expense. Interest expense increased to $0.8 million in the three months ended December 31, 1997 from $0.7 million in the same period of 1996. The increase in interest expense reflects an increase in the Company's effective interest rate for the third quarter of fiscal 1998.

Other Income. Other income increased to $1.6 million in the three months ended December 31, 1997 from $0.1 million in the same period of 1996. The increase in other income resulted from the recognition of income earned by a joint venture of the Company as a result of an exclusive licensing agreement for certain applications of holographic technology.

Income Taxes. Income tax expense increased to $3.6 million in the three months ended December 31, 1997 from $3.0 million in the same period of 1996. The increase in income tax expense is attributable to the increase in income before taxes. The effective tax rate was 34.1% for the three months ended December 31, 1997 as compared with 35.1% for the three month period ended December 31, 1996. The decrease in the effective tax rate reflects a change in the statutory rate in the United Kingdom, which has been lowered from 33% to 31%.

Nine Months Ended December 31, 1997 and 1996

Net Sales. Total discs sold increased 18.6% to 142.2 million discs in the nine months ended December 31, 1997 from 119.9 million discs in the same period of 1996. The increase resulted primarily from a 23.8% increase in CD-ROM volume to
87.4 million discs from 70.6 million discs for the nine month periods ended December 31, 1997 and 1996, respectively. The increase in CD-ROM unit sales was experienced both in the United States, which increased 12.3% to 60.3 million discs in fiscal 1998 from 53.7 million discs in fiscal 1997, and in Europe, which increased 60.4% to 27.1 million discs from 16.9 million discs for the nine months ended December 31, 1997 and 1996, respectively. Overall, CD-Audio unit volume increased 8.7% to 53.6 million units for the nine months ended December 31, 1997 from 49.3 million discs in the same period of the prior fiscal year. The CD-Audio volume increase was 7.7% to 25.2 million units from 23.4 million units in the United States and 9.7% to 28.4 million units from 25.9 million units in Europe for the first nine months of fiscal 1998.

Net sales increased 1.3% to $102.2 million for the nine months ended December 31, 1997 from $100.9 million for the same period of 1996. Compact disc and related revenues, excluding DVD, increased 2.1% to $98.2 million in the nine months ended December 31, 1997 from $96.2 million in fiscal 1997. DVD revenues were $3.6 million in the nine months ended December 31, 1997, while turnkey and other related service revenues of NSS contributed $4.2 million of revenues for the nine month period ended December 31, 1996. Approximately $14.6 million of the sales increase is due to the increase in disc volume, offset by a 12.5% decrease in the average disc selling price from $0.80 to $0.70, or $14.1 million.

Gross Profit. Gross profit increased 0.7% to $30.4 million for the nine month period ended December 31, 1997 from $30.2 million in the same period of 1996. Gross margin decreased to 29.7% in the nine month period ended December 31, 1997 from 29.9% in the same period of 1996. The decrease in gross profit margin was attributable to the decline in the average selling price noted above, a $1.7 million increase in depreciation expense associated with fiscal 1997 and 1998 capital acquisitions, and a $0.9 million increase in freight expense. In addition, the Company incurred additional factory overhead charges associated with the transferring of the CD manufacturing equipment and inventory from the Sunnyvale facility to the Provo plant and for additional warehousing facilities at both the Charlottesville and Provo locations. These costs were partially offset by reduced raw material costs and a decrease in the overall level of factory overhead expenses due to the closure of the Company's Sunnyvale facility. If the results of the Luxembourg facility were excluded, the Company's gross profit margin would have been 30.2%.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 13.2% to $12.9 million in the nine month period ended December 31, 1997 from $11.4 million in the same period of 1996. The increase in the current year includes $1.4 million of costs incurred in the process of establishing the EuroNimbus operations in Luxembourg. In addition, the Company incurred higher sales and marketing costs due to the increased level of sales noted above and by the Company's efforts to penetrate additional product markets. The prior year selling, general and administrative expenses includes a $0.3 million reserve for environmental clean-up costs.

Operating Income. Operating income decreased 7.4% to $17.5 million in the nine month period ended December 31, 1997 from $18.9 million in the same period of 1996. The decrease in operating income reflects the higher level of selling, general and administrative expenses mentioned above. Operating income as a percentage of net sales declined to 17.1% in the nine months ended December 31, 1997 from 18.7% in the same period of 1996.

Interest Expense. Interest expense increased to $2.2 million in the nine months ended December 31, 1997 from $2.0 million in the same period of 1996. The increase in interest expense reflects an increase in the Company's effective interest rate during fiscal 1998.

Other Income. Other income increased to $2.1 million in the nine months ended December 31, 1997 from $0.3 million in the same period of 1996. The increase in other income resulted from the recognition of income earned by a joint venture of the Company as a result of an exclusive licensing agreement for certain applications of holographic technology, and $0.3 million of interest income.

Income Taxes. Income tax expense remained at $6.1 million in the nine months ended December 31, 1997 from $6.1 million in the same period of 1996. The effective tax rate was 35.2% for the nine months ended December 31, 1997 as compared with 35.6% for the same period of 1996. The decrease in the effective tax rate reflects a change in the statutory rate in the United Kingdom, which has been lowered from 33% to 31%.

Liquidity and Capital Resources

Working capital was $9.4 million at December 31, 1997 compared to $10.2 million at March 31, 1997. Accounts receivable increased $10.4 million for the nine month period ended December 31, 1997 due to the higher sales volumes of the third quarter of fiscal 1998, and inventories increased $0.3 million to support the increased level of seasonal sales. Accounts payable and accrued expenses increased $6.4 million for the nine month period ended December 31, 1997, primarily due to an increase in accrued royalties and reflecting the higher level of raw material purchases and operational expenses associated with the higher sales volumes of the third quarter of fiscal 1998. Income taxes payable increased $1.8 million reflecting the timing of estimated tax payments.

Capital expenditures were $21.6 million for the nine month period ended December 31, 1997. Fiscal 1998 capital expenditures include $10.6 million for the establishment of a disc manufacturing facility in Luxembourg, the expansion of disc manufacturing capacity in the United States, the replacement and expansion of ancillary production equipment, additional DVD bonding equipment, and the continued upgrading of the Company's worldwide management information system. The Company believes that these capital expenditures and working capital requirements will be financed through a combination of funds provided by operating activities and availability under its borrowing arrangements.

The Company is party to various licensing agreements in both the United States and the United Kingdom for technology associated with its product and the related manufacturing processes, under which the Company is obligated to pay royalties ranging from $.015 to $.045 per disc manufactured. In the United States, one such licensor's patents were found invalid in a separate civil action in July 1996, and accordingly, the Company suspended payment of royalties as provided in the license agreement. The licensor has appealed the verdict and a decision is not anticipated until mid 1998. In the United Kingdom, the Company has suspended payment of royalties to a licensor due to a dispute regarding breach of the license agreement. Pending their ultimate disposition, the Company continues to accrue royalty expense under these agreements, whose liability balance has increased to $8.6 million at December 31, 1997. The Company believes that the outcome of these cases will not result in a material adverse impact on the liquidity, results of operations, or the consolidated financial position of the Company.

Accounting Standards Changes

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

The FASB also issued Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") in June 1997 which is effective for fiscal years beginning after December 15, 1997, including interim periods after the year of initial adoption. SFAS 131 established standards for the way that public companies report information about operating segments in both interim and annual financial statements, including related disclosures about products and services, geographic areas, and major customers. The Company has not determined what, if any, impact SFAS 131 will have on the operating segments reported nor the impact SFAS 131 will have on financial statements and related disclosures.

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

PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings

On March 18, 1996, the Company received notification from the United States Environmental Protection Agency ("EPA") alleging that the Company was a Potentially Responsible Party ("PRP") for the cleanup of surface water contamination at the Cherokee Oil Company Site (the "Site") in Charlotte, North Carolina which was used by the Company for the disposal of certain byproducts of its manufacturing processes. Subsequently, the U.S. Department of Justice notified the Company that it intended to seek recovery of the approximately $6.4 million environmental cleanup cost incurred at the site from the Company and the other PRPs, each of which was considered jointly and severally liable. In April, 1997, the Company and numerous other PRPs reached a settlement with the EPA. Under the terms of the settlement, 58 PRPs and the Site owner have reimbursed the EPA $4.0 million for the cleanup costs. The Company's share of the aggregate settlement, paid June 25, 1997, was $277, which was fully provided for at March 31, 1997.

From time to time, the Company is involved in litigation that it considers to be in the normal course of business.

Item 6.     Exhibits and Reports on Form 8-K.

A.    Exhibit 11 - Computation of Net Income Per Share of Common Stock.

B.    Reports on Form 8-K
      No reports on form 8-K were filed during the quarter ended December 31, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:      February 12, 1998
                                    NIMBUS CD INTERNATIONAL, INC.
                                    (Registrant)

                                    --------------------------------
                                    L. Steven Minkel
                                    Executive Vice President and
                                    Chief Financial Officer

                                    --------------------------------
                                    Gary E. Krutul
                                    Corporate Controller
                                    (Principal Accounting Officer)

                                                                      Exhibit 11

                          NIMBUS CD INTERNATIONAL, INC.
               COMPUTATION OF NET INCOME PER SHARE OF COMMON STOCK
                      (In thousands, except per share data)
                                   (Unaudited)

                                          Three months        Nine months
                                              ended              ended
                                          December 31,        December 31,
                                        ------------------  -----------------
                                         1997      1996      1997      1996
                                        --------  --------  --------  -------
Net income used in calculating basic
and diluted earnings per common share:

  Net income                             $6,878    $5,510   $11,257   $11,066
                                        ========  ========  ========  =======
  Basic earnings per common share:
  Weighted average shares outstanding    21,388    20,869    21,101   20,859
  Basic earnings per common share       $  0.32   $  0.26   $  0.53   $ 0.53
                                        ========  ========  ========  =======

  Diluted earnings per common share:

  Weighted average common shares         21,388    20,869    21,101   20,859
  outstanding

  Net additional common shares
   issuable upon exercise of dilutive
   warrants and stock options,
   determined by the treasury stock
   method using the average market        1,549     2,089     1,856    2,152
   price for options and warrants
   outstanding during the periods       --------  --------  --------  -------

     Weighted average number of shares
      used in calculating diluted        22,937    22,958    22,957   23,011
      earnings per common share

Diluted earnings per common share       $  0.30   $  0.24   $  0.49   $ 0.48
                                        ========  ========  ========  =======