Form 10-K
period 1998-03-31
NIMBUS CD INTERNATIONAL INC
filed 1998-06-26
CIK 919550

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(Mark One)

[ X ]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

            For the fiscal year ended March 31, 1998

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

      As of June 15, 1998, there were 11,894,061 shares of the Registrant's common stock outstanding and the aggregate market value of such shares (based on the closing sale price of such shares on the Nasdaq National Market on June 15,
1998) was approximately $125,631,019. Shares of the Registrant's common stock held by each executive officer and director and by each entity that owns 5% or more of the Registrant's common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

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

                                     PART IV

Item 14.          Exhibits, Financial Statement Schedules and Reports on Form
                  8-K

Signatures

Exhibit Index

                                     PART I

ITEM 1.   BUSINESS

Overview

Nimbus CD International, Inc. ("Nimbus" or the "Company") is a leading independent manufacturer of compact discs ("CD") and digital versatile discs
("DVD") for distribution in North America, the United Kingdom and continental Europe. Having established one of the first CD manufacturing facilities in the world in 1982, Nimbus was a pioneer in CD production, and currently serves a broad base of customers from two manufacturing sites in the United States (Charlottesville, Virginia and Provo, Utah), one site in the United Kingdom (Cwmbran, Wales) and a new facility in Foetz, Luxembourg. The Company has grown rapidly since its entry into CD production, driven initially by demand for CDs providing storage and playback of pre-recorded music ("CD-Audio"), followed by the rapid emergence of "read only memory" CDs ("CD-ROM"), which permit the cost efficient storage and retrieval of any combination of data, text, graphics, audio and video, and the recent introduction of DVD products for video and ROM applications. Nimbus offers more than 2,000 customers an integrated range of services including authoring, pre-mastering and mastering, disc replication, holography, packaging assembly and order fulfillment. The Company focuses its marketing efforts primarily on independent record labels, multimedia and game software developers, personal computer ("PC") hardware and peripheral manufacturers ("OEMs") and the entertainment industry, all of which demand a high level of service. The Company meets customer expectations by providing high quality product at a competitive price within a short turnaround time.

The Company was organized in October 1992 as a Delaware corporation for the purpose of acquiring the CD manufacturing operations of Nimbus Records Limited. The Company's principal executive office is located at 623 Welsh Run Road, Guildford Farm, Ruckersville, Virginia 22968, and its telephone number at that location is (804) 985-1100. The Company's Common Stock is traded on the Nasdaq National Market under the symbol "NMBS". Except as otherwise noted herein, all references to "Nimbus" or the "Company" shall mean Nimbus CD International, Inc. and its subsidiaries.

Recent Developments

Subsequent Event

On June 16, 1998, the Company entered into an Agreement and Plan of Merger with Carlton Communications Plc ("Carlton"), pursuant to which a subsidiary of Carlton would acquire all of the Company's outstanding common stock through a tender offer at $11.50 per share, or a total consideration of approximately $264 million. Consummation of the merger transaction is subject to normal regulatory filings and approval of the Company's stockholders. Certain stockholders, including management of the Company, control an aggregate of 44% of the Company's common stock, and have agreed to tender their shares when requested. Following the close of the transaction, the Company will operate as a division of Carlton's Technicolor Packaged Media Group.

Divx Agreement

On April 8, 1998, the Company entered into a replication and services agreement (the "Divx Agreement") with Digital Video Express, LP, pursuant to which Nimbus will perform certain replication and serialization services with regard to an extension of DVD technology which results in an encrypted, individually serialized product (a "Divx disc") which is proprietary to Digital Video Express. Nimbus became the first of only a few suppliers selected to produce discs in this format. Potentially, the five-year agreement may require production of over 150 million Divx discs in increasing amounts over the term depending on the growth and acceptance of the Divx technology in the consumer marketplace.

DVD Production

In April 1998, the Company announced that it had committed to expand its DVD production capacity to accommodate an anticipated increase in demand for DVDs. New equipment, which will be installed in Nimbus' United States operations, will support all DVD formats, including DVD-9 as well as Divx. The expansion will increase Nimbus' annual DVD production capacity by 12 million discs over the existing U.S. capacity of 12 million DVD discs, which includes DVD-9 capability installed in the fall of 1997. In addition, in April 1998, the Company installed its first DVD line in the Cwmbran, Wales facility which management believes will position Nimbus to be an early participant in the European DVD market. All of the major Hollywood movie studios have committed to the DVD and Divx formats, and release schedules are expected to be expanded and accelerated throughout 1998. DVD-ROM product is also expected to be produced this year as add-on DVD-ROM drives are marketed and new PCs are fitted with DVD-ROM drives.

Microsoft Authorized Replicator Status

In July 1997, Microsoft Corporation ("Microsoft") designated the Company's U.S. operations as Authorized Replicators. In January 1998, the Company's Cwmbran and Luxembourg plants received similar designations. The Company is one of a limited number of compact disc replicators to receive such designation. As an Authorized Replicator, Nimbus is approved to supply complete OEM products including CD-ROM disc manufacturing, print collateral materials, packaging assembly and related order fulfillment services for all Microsoft licensed Original Equipment Manufacturers (OEMs) and Delivery Service Partners (DSPs) in each respective territory. Receiving this status is a key component in the Company's strategy of building a national and international OEM customer base for CD-ROM products.

Termination of Agreement with the Successor to R.R. Donnelley & Sons Company

In April 1994, the Company entered into a strategic alliance (the "Strategic Agreement") with R.R. Donnelley & Sons ("Donnelley"), pursuant to which the Company established a multi-line CD manufacturing facility in Provo, Utah. In April 1995, Donnelley assigned substantially all of its rights and obligations under the Strategic Agreement and transferred shares of Nimbus Common Stock which Donnelley had purchased under the Strategic Agreement to Stream International, Inc. ("Stream"), Donnelley's majority-owned subsidiary. Effective April 1, 1997, the Strategic Agreement was amended and restated and set forth Stream's commitment to purchase 27.5 million discs during fiscal 1998 and 20.6 million discs during the first nine months of fiscal 1999. The Strategic Agreement was scheduled to terminate on December 31, 1998. In December 1997, Stream assigned substantially all of its rights and obligations under the Strategic Agreement to Modus Media International, Inc. ("MMI"). Effective March 31, 1998, the Company and MMI determined that it was in their mutual best interests to terminate the Strategic Agreement.

Commencement of European Production

On November 24, 1997, the Company's European subsidiary, EuroNimbus S.A. ("EuroNimbus") commenced commercial production of CDs at its new 40,000 square foot full service compact disc replication plant in Foetz, Luxembourg.
EuroNimbus is 70% owned by Nimbus Manufacturing (UK) Limited and 30% owned by Saarbrucker Zeitung Verlag and Druckerei, GmbH, a newspaper and printing company headquartered in Saarbrucken, Germany. The initial capitalization of EuroNimbus was $15.7 million, which was funded by a combination of government grants and loans, new bank borrowings and capital contributions. The Company contributed approximately $4.2 million to the joint venture. The plant is a full service facility, initially capable of manufacturing 20 million CDs annually, and all of the equipment is DVD capable. The Luxembourg location is near major markets for CDs and DVDs in Germany, France, Belgium and the Netherlands, and is supported by a strategically-located and experienced team of sales and customer service personnel. The new facility will be complementary to the Cwmbran plant and will allow Nimbus to better support the requirements of its multinational customers.

Industry Overview

Since its introduction in 1982, CD technology has evolved from serving a narrow set of applications to becoming the preferred medium for the storage of digital information. On a cost per megabyte basis, CDs continue to compare favorably to available alternatives for high-capacity applications such as floppy disks, magnetic tape and hard drives. As a result, CD technology is the dominant format in the audio market and is a leading technology in the data storage and retrieval markets. The video market is the next logical extension of CD technology through the application of the DVD format.

CD-Audio Market. The established market for pre-recorded music represented the first major application of CD technology. In the eight years ended 1997, worldwide sales of full length pre-recorded music (CD-Audio, LPs, audio cassettes) grew from approximately 2.7 billion to 3.8 billion units, a compound annual growth rate of 5.0%. Over the same period, full length CD-Audio sales increased 167% from approximately 900 million to 2.4 billion units and short-play CD singles contributed approximately 414 million additional units in 1997, up from 90 million units eight years earlier.

Consumer acceptance of CD-Audio has been driven by its superiority over other formats in terms of sound quality, random accessing and indexing of data and by the market penetration of CD players. CD-Audio has become the standard for home audio systems and significant market expansion has resulted from increased sales of in-car and portable players. In the United States and Europe, the major world markets in which the Company participates, approximately 342 million CD-Audio players were in use in 1997, representing household penetration (including multiple ownership by individual households) of approximately 133%. By the year 2000, the Company estimates that 457 million CD-Audio players will be in use, representing household penetration (including multiple ownership by individual households) of more than 173%.

CD-Audio manufacturing is dominated by manufacturing organizations affiliated with the five major international music companies: Sony, PolyGram, Warner, BMG and EMI. Collectively, the CD manufacturers affiliated with these five organizations (the "Music Company Manufacturers") produced approximately 51% of the 1997 world output of CD-Audio, primarily to meet the needs of their affiliated record labels. The independent record labels accounted for approximately 26% of 1997 CD-Audio unit sales. These companies are generally served by "non-affiliated" or independent CD manufacturers, including the Company, because of their smaller average unit runs and their greater need for a broad range of services, such as pre-mastering and mastering, disc replication, packaging and shipping, in addition to short turnaround times. The five largest independent CD manufacturers, excluding the Company, produced approximately 15% of worldwide CD-Audio output in 1997. In 1997, the Company believes it was the sixth largest, worldwide, independent CD-Audio manufacturer.

CD-ROM/DVD-ROM Market. CD-ROM is an extension of CD technology which provides storage and retrieval of any combination of data, text, graphics, audio and video. CD-ROM is ideally suited to applications involving the storage of large amounts of stable information in a form which can be distributed to a diverse user population. CD-ROM was introduced in the late 1980s and was initially limited to business and professional applications such as library references and parts catalogs. Increasingly, the widespread presence of PCs and CD-ROM drives has created a consumer marketplace for applications created by software developers, game developers, database publishers, multimedia publishers and developers of "edutainment" products.

The Company believes that the expanded information density afforded by DVD will be employed by CD-ROM content owners who wish to incorporate a significant video component in their material. DVD-ROM product is beginning to be offered and all major PC manufacturers are shipping PCs with built-in DVD-ROM drives. The Company expects that OEM customers will bundle DVD-ROM product with PC hardware and peripherals. Add-on DVD-ROM drives will also be available to the consumer. Game and multimedia developers are expected to lead the development of DVD-ROM products.

Worldwide CD-ROM demand was estimated to be 30 million units in 1992 and grew to 1,062 million units in 1997, a compound annual growth rate of 104%, and the Company expects total ROM units to grow to approximately 1.4 billion units by 2001. The market for business-oriented applications is large and growing as a result of the demand for software and other database products. The consumer market has also continued to exhibit substantial growth. This market has two primary segments: proprietary CD-ROM game players such as "Sega Saturn," "Sony Playstation" and "3DO" and home applications for PCs equipped with either CD-ROM or DVD-ROM drives. In the United States and Europe, the markets served by the Company, the Company expects the installed base of ROM drives to grow from 38 million in 1995 to 213 million by 2001.

The Music Company Manufacturers collectively produced 25% of the 1997 worldwide output of CD-ROM units. The five largest independent CD manufacturers, including the Company, collectively produced approximately 29% of the 1997 worldwide output of CD-ROM units. The remaining 1997 CD-ROM worldwide output was produced by approximately 243 small to medium size CD manufacturing operations. Nimbus is the third largest CD-ROM manufacturer in North America and the sixth largest in Europe.

DVD-Video Market. The new DVD format is capable of holding a full length motion picture (135 minutes) on a CD-sized disc with video and audio quality superior to current videocassette technology. DVD has far greater information density as well as a new playback technology. The Company has been capable of manufacturing the DVD format since November of 1996 and currently has the capacity to produce
1.2 million DVD discs per month.

Initially, the primary applications for the DVD format will be traditional motion pictures and video applications. Unlike videocassettes, DVD experiences no image or sound degradation with normal use, offers greater storage capacity, indexing and random access and lower manufacturing cost. The storage capacity of the DVD format also allows for added features such as multiple foreign languages and subtitles, six-channel surround sound, director's notes, story-based games and other CD-ROM applications. DVD players are commercially available at retail prices ranging from $350 to $600 and more than 1,000 motion picture titles are expected to be available by July 1998. DVD is expected to compete most directly with the market for videocassette sales (sell-through) which in 1997 was estimated to total over 1.1 billion units across the three major world regions of the U.S., Europe and Japan.

In the same three world markets, sources estimate that 28.8 million DVD discs were manufactured in 1997, the first year of commercial availability of DVD products. The United States and European markets in which the Company competes accounted for approximately 54% of this volume. Approximately 113.8 million DVD discs are expected to be produced in the three major markets in 1998. DVD manufacturing was dominated in 1997 by manufacturing organizations affiliated with major home video studios: Warner, Columbia/Tri-Star and MCA/Universal. Collectively, the DVD manufacturers affiliated with these three organizations produced approximately 71.7% of the 1997 world output of DVD units. The Company has targeted the major studios without manufacturing capacity: Disney, 20th Century Fox, Paramount and MGM, along with a group of independent studios. The Company believes that it was the largest independent manufacturer of DVDs in the United States during 1997.

Business Strategy

The Company's objective is to increase sales and profitability and to maximize return to its stockholders by leveraging its position as a leading independent manufacturer of optical discs. The Company's strategy for achieving these objectives includes the following:

Maximizing DVD and Divx Opportunities. The Company is well positioned to participate in the emerging DVD market. Nimbus representatives have been active participants in industry forums involved in the review and development of format standards and manufacturing protocols and the Company served as a paid consultant for the development of the Divx disc technology. The Company is combining a direct sales effort targeting both major and independent motion picture production companies with its existing CD-ROM sales force calling on developers of multimedia and games applications.

The Company has established marketing and support staff to take advantage of its technical expertise in DVD and Divx. The Company is capable of manufacturing DVD-5, DVD-10, DVD-9 and Divx formats with reliability and quality. The Company believes that it is one of only two manufacturers currently capable of offering a Divx disc. Nimbus manufactured 2.2 million DVD discs in fiscal 1998 and expects substantial growth of the product line both in the United States and Europe. In order to better serve the DVD market, the Company intends to focus on developing a major distribution capability.

Aggressively Expanding its Position as a Leading Manufacturer of CD-ROM. CD-ROM is currently the Company's largest market and has been the Company's fastest growing product. CD-ROM customers are often specialized software developers and providers of digital information who are unable to manufacture CDs in their own facilities. In addition, the markets for these applications are highly competitive and time-sensitive. Consequently, CD-ROM customers typically demand high quality service with short turnaround times. The Company has targeted the OEM market and has hired staff to actively develop relationships with these important companies. Management believes that the OEM market represents 30% of the total demand for CD-ROM product. Nimbus' designation as a Microsoft Authorized Replicator positions the Company to become a direct, primary supplier to OEMs. In addition, the Company will take advantage of its technological expertise to produce DVD-ROM product for content owners and developers as well as supplying DVD-ROM product to OEMs in support of the rollout of DVD-ROM drives.

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

Maintaining its Position as a Leader in Manufacturing Efficiency and Technical Expertise. The Company continues to invest in, and maximize the efficiency of, equipment, systems, processes and personnel to maintain its position as a low-cost manufacturer of CDs. From fiscal 1991 to fiscal 1998, production yields have increased from 40% to 92%, while pressing cycle times have fallen from approximately seven seconds to less than four seconds. Discs produced per employee have risen from 56,100 discs in fiscal 1990 to 184,000 discs in fiscal 1998.

Marketing Holographic CDs. In an effort to respond to customer piracy concerns, the Company established a joint venture ("3dcd") with Applied Holographics, PLC ("Applied Holographics") in both the United States and the United Kingdom to market patented technology to imprint holograms onto CDs. In addition, the use of the hologram as a marketing mechanism has proven successful. This technology is marketed under the name 3-D io d(TM) and allows for a holographic image to be applied either on the inner band of the disc using the Security Band Process or on the face of the disc using the Edge-to-Edge Process. During fiscal 1998, 3dcd licensed the right to use the Security Band application of this technology to Microsoft on an exclusive basis for one year and a semi-exclusive basis for a second year. The Company believes that the Edge-to-Edge Process cannot be duplicated without the embossing machinery and the Company has received patents for certain mechanical aspects of that machinery. The joint ventures are prepared to license 3-D io d(TM) technology to other CD manufacturers and will collect a royalty fee for each CD produced using 3-D io d(TM) technology by such manufacturers. All royalty revenues are split equally between the Company and Applied Holographics.

Customers

The Company maintains a diverse base of over 2,000 customers. The Company believes that its high quality manufacturing capability and effective customer service have contributed significantly to the loyalty of its customer base. As a result of the dynamic nature of the CD-ROM market, the number of CD-ROM customers is growing, the type of CD-ROM customers is changing and the size of the orders is increasing. In addition, the Company maintains a stable base of CD-Audio customers. Sales under the terms of the Strategic Agreement with MMI accounted for 10.3% of fiscal 1998 net sales. No other customer represented more than 10% of consolidated sales for fiscal 1998.

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

CD-Audio. The Company's marketing strategy has focused primarily on independent record labels which utilize the Company's ability to offer full CD manufacturing services. In the United Kingdom, in addition to independent record labels, the Company has attracted business from United Kingdom-based major record labels which accounted for approximately 1.6% of the Company's fiscal 1998 CD-Audio unit production in the United Kingdom.

In the United States, the Company maintains CD-Audio sales offices near Charlottesville, Virginia, in Gardena, California and in Millburn, New Jersey. The sales representatives are responsible for maintaining relationships with their existing customers and developing new business relationships. The sales representatives are supported by a customer service staff that is responsible for ensuring that each order is processed on a timely basis, that all required support materials are in place and that quality levels are achieved. Customers in the United Kingdom are serviced by sales and customer service representatives based at the Company's Cwmbran manufacturing facility as well as a sales representative in London.

In addition to being supported by the United Kingdom based sales team, European customers are also serviced by a sales team organized geographically, with sales offices in France and Germany, and customer service representatives based in Luxembourg.

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

The CD-ROM and DVD-ROM sales and marketing staff in the United States is organized geographically with sales offices near Charlottesville, Virginia, Hawthorne, New Jersey and Gardena and Sunnyvale, California. Additionally, the Company employs a dedicated salesperson to service the North American OEM market. The sales representatives are supported by a customer service staff that is responsible for ensuring that orders are filled on a timely and accurate basis. In addition, marketing support personnel assist with new prospects and new product development.

The CD-ROM and DVD-ROM sales and marketing organization in the United Kingdom is organized around market segments. Sales resources are split into three market areas: hardware/software developers, games and game developers and database publishers. Continental Europe is served by a sales team organized geographically, with sales offices in France and Germany. In addition, the Company employs a salesperson dedicated to servicing the OEM market in the United Kingdom and continental Europe. A sales and marketing executive directs the sales team which is supported by a marketing assistant.

DVD-Video. In the United States, the Company employs a dedicated salesperson to service the movie studios. In addition, the CD sales forces seek DVD business among their client base. The DVD sales effort is supported by a product manager and customer service staff based at the Charlottesville facility.

Competition

The Company believes that the principal competitive factors in the CD-Audio and CD-ROM markets are service, price, quality and reliability for the timely delivery of product. The Company believes that it competes favorably with respect to each of these factors. With increased production capacity in the market, CD prices have declined and CD pricing has become an increasingly important factor in obtaining sales. The Company believes that the quality of its products and services and its ability to accommodate tight delivery schedules offset, to some extent, the price competition currently existing in the market.

In addition to the Music Company Manufacturers, the Company competes with independent manufacturing companies or groups of companies in both the CD-Audio and CD-ROM markets. In the United States CD-Audio market, the Company's competitors include Disctronics, Inc. ("Disctronics"), Cinram, Ltd. ("Cinram"), JVC America, Inc. ("JVC"), Americ Disc, and Denon Electronics Inc. In 1997, the Company believes it was the sixth largest independent manufacturing company in the United States CD-Audio market. In the European CD-Audio market, the Company's competitors include Disctronics, MPO Disque Compact ("MPO"), DocData and Dandisc/CD Plant. In 1997, the Company believes it was the fifth largest independent manufacturing company in the European CD-Audio market.

In the United States CD-ROM market, the manufacturers who compete with Nimbus include Sony, KAO Infosystems Company ("KAO") and Sonopress. In 1997, the Company believes it was the second largest independent manufacturing company in the United States CD-ROM market. In the European CD-ROM market, the Company's competitors include Sony, MPO, KAO, Sonopress and Polygram. In 1997, the Company believes it was the third largest independent manufacturing company in the European CD-ROM market. The Music Company Manufacturers, as well as several of the independent manufacturers, are larger and have greater financial resources than the Company.

The Company believes that it is one of a small number of manufacturers capable of manufacturing DVD product. Other manufacturers presently known to be capable of supplying product in the U.S. market are Time Warner, Panasonic, JVC, Sony and Pioneer. The Company believes that the DVD manufacturing process is unique and more technically difficult than the manufacture of traditional CDs. The competitive factors in this market, in the near term, will involve technical competence, capacity and the quality of service. At the end of fiscal 1998, the Company was the only manufacturer for Divx discs. While Nimbus expects to play a major role in this market, the Company is aware that a limited number of other manufacturers will also be designated to replicate Divx discs.

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

Electronic on-line delivery of digital information through cable and modem, satellite transmission or through the Internet are potential future competitors to CD-ROM and DVD. The Company believes that current and projected transmission speeds and infrastructure limitations of on-line delivery systems will prevent them from replacing CD-ROM or DVD in the foreseeable future. For example, a conventional modem operating at a data transmission speed of 28.8 kilobits per second would take approximately two days to download an entire CD, which has a capacity of 650 megabytes. In addition, future advances in optical disc technology such as higher speed drives and greater data compression could improve CD-ROM's and DVD's advantages over potential competitive technologies.

The Disc Manufacturing Process

The disc manufacturing process, used in each of the Company's facilities, consists of three stages: (i) preproduction, (ii) replication and printing and
(iii) packaging and fulfillment. Except for preproduction, the manufacturing process is the same for both CD-Audio and CD-ROM.

Preproduction.  Preproduction  of discs  consists of three  distinct  processes:
pre-mastering, mastering and electroplating. Through these processes, metal stampers are created which contain bytes of data in a digital format. The metal stampers are then mounted in the plastic injection molding equipment to create the disc. The preproduction process is critical to establishing the quality of the final product.

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

CD-ROM or DVD-ROM preproduction begins with the customer data supplied in any number of approved input media. Content is evaluated for viruses and other integrity checks are performed. For CD-ROM, the data is processed through a pre-mastering computer system where the data is formatted into the desired CD-ROM structure to ensure that the finished disc will be compatible with the intended operating system. For DVD-ROM, the data is formatted using a high performance pre-mastering computer system into the new universal disc format for optical discs, which allows the data to be compatible across many operating systems. The formatted content is then transferred to digital storage media for mastering.

DVD-Video pre-mastering follows a more complex process. The video and audio components that comprise movie programs must be compressed to allow for feasible digital data encoding and storage. The encoded components are multiplexed together and then the project is authored to provide titling and sub-titling of the program, which allows for navigation in set-top players. The content is then formatted to a structure suitable for player logic and other operating systems. Finally, the formatted content is transferred to digital storage media for mastering.

The mastering process forms the master image of the CD or DVD from which the polycarbonate replicas are molded. A laser beam recorder transfers the digital information from the data cartridges onto a photo-sensitive coating applied to a glass mastering substrate. This process creates the "glass master" with characteristic data pits etched in the photo-sensitive coating. The Security Band hologram can also be mastered onto the glass substrate at the same time that the content is mastered. The mastering process is critical to product quality. Any defect on the master will be replicated on all production discs; therefore, the mastering process takes place in a class 1000 cleanroom, an environment free of microscopic contaminants which can obscure large amounts of data. The Company uses the Nimbus-Halliday laser mastering system, manufactured by Nimbus Technology & Engineering, Inc., a former affiliate of the Company. This mastering system is able to master all DVD formats. Each of the Company's senior technical managers has more than 10 years of experience with the equipment, which the Company believes will enable it to achieve maximum definition and resolution from this system. Using an electroforming process, the glass master yields nickel stampers in the image of the master. These stampers are mounted in the injection molding machines to replicate discs. The Company's extensive experience with the system has created yields in excess of 90% and a reputation for producing high quality stampers.

Replicating and Printing. The replication of CDs utilizes a fully integrated line process which incorporates a plastic injection molding press, metalizing equipment and lacquering machinery. High quality, optical grade polycarbonate is injected into the mold cavity where the metal stamper has been mounted. The Company's state of the art technology allows for press cycle times of less than four seconds per disc. The clear polycarbonate disc containing all of the digitized data is then covered with a metallic coating to provide for reflection of the reading laser beam in the player. A thin layer of lacquer is applied over the metal to protect it and to serve as a base for printing on the disc. If a customer has requested an edge-to-edge hologram, it is at this stage in the process that a holographic shim containing the customer's unique art work will be used to emboss the hologram onto the disc. The disc is then re-metalized and lacquered to enhance the holographic image.

The Company has organized each of its replicating facilities to incorporate its uniquely designed in-line manufacturing cells. This system permits reduced labor requirements, higher operating efficiencies and reduced capital expenditures to fund a line extension. In addition, it provides automatic in-line inspection for faster response to quality issues, thus improving productivity.

The replication of DVDs and Divx discs utilizes two presses which produce two polycarbonate substrates, each one-half the thickness of a standard CD. Information is molded onto a layer or multiple layers of a substrate depending on the data requirements. The two substrates are bonded together to form a DVD or Divx disc. In the case of a 4.7 gigabyte DVD, data will only be molded on to one layer of the bottom substrate. This manufacturing method is more process critical and requires new testing equipment to ensure the flatness of the bonded disc.

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

Suppliers

Although the Company's practice is to seek reduced costs and enhanced quality by purchasing from a limited number of suppliers, all raw materials needed to manufacture the Company's discs are readily available from numerous sources of supply at competitive prices. The principal raw materials used by the Company to manufacture discs are optical grade polycarbonate, aluminum, UV curable lacquers and ink, all of which are available from multiple commercial sources. The Company maintains multiple sources of jewel boxes and trays for each of its manufacturing facilities.

Seasonality

The Company's sales are seasonal, with peak sales activity normally occurring in the third fiscal quarter as retail chains increase inventory before the holiday season.

Geographic Segments

The summary of the Company's operations by geographic area for fiscal 1998, 1997 and 1996 is included elsewhere in this report on Form 10-K (see Note 16 to Notes to Consolidated Financial Statements.

Employees

As of March 31, 1998, the Company had 816 full-time employees, of which approximately 518 were hourly employees and 298 were salaried employees. None of the Company's employees is represented by a labor union or is subject to a collective bargaining agreement. The Company considers its employee relations to be good.

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

ITEM 2.   PROPERTIES

The Company's headquarters is located off US Highway 29 in Ruckersville, Virginia, which is approximately 20 miles north of Charlottesville, Virginia and approximately 100 miles south of Washington, DC, on a 25-acre site with a 107,000 square foot facility, all of which the Company owns in fee simple. The facility has the capacity to produce 180,000 discs per day utilizing 14 press lines. In addition, the facility has three DVD manufacturing lines with a capacity of approximately 900,000 discs per month. The Company also owns an additional 237 acres of surrounding farmland. The Company leases two sites in Ruckersville. One lease is for 13,000 square feet of warehouse space and expires in January 1999. The other lease is for 24,400 square feet of warehouse space and expires in May 2000.

The Company leases approximately 42,000 square feet of office and manufacturing space and an additional 42,000 square feet of warehouse space in Provo, Utah, to satisfy the demands of its West Coast CD-ROM and CD-Audio customers. The leases are co-terminus and expire in April 2000. The Provo facility currently has the capacity to produce 280,000 discs per day utilizing 18 press lines.

The Company also leases sales office space in Gardena and Sunnyvale, California and Millburn, New Jersey.

The Company's United Kingdom manufacturing facility is located in Cwmbran, Wales, which is 130 miles west of London. The 30,000 square foot building was constructed in 1986 and a recent addition has added 25,000 square feet. The Company purchased the building in 1993. This facility's disc production capacity is approximately 230,000 discs per day using 17 press lines, of which two have twin cavity molding capability. In addition, the facility has one DVD manufacturing line with a capacity of approximately 300,000 discs per month. The Company's United Kingdom subsidiary also leases four adjacent, 12,000 square foot warehouses pursuant to three leases which are used for packing services, warehousing and shipping. One lease expires in November 2001 and the other two expire in 2011.

EuroNimbus has leased from the Grand Duchy of Luxembourg approximately 2.2 hectares of land in Foetz for a period of thirty years. EuroNimbus completed construction of a 40,000 square foot manufacturing facility on the site in 1997. The facility has a capacity to produce 60,000 discs per day utilizing 4 press lines. EuroNimbus holds a five year option to lease an additional 2.3 hectares of land abutting the current site.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of fiscal 1998 to a vote of the Company's security holders.


                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market and Price Information

The Company's common stock commenced trading on the Nasdaq National market on October 26, 1995 under the symbol NMBS. Prior to that date, there was no established public trading market for the common stock.

Set forth in the Notes to Consolidated Financial Statements (Note 20), page F-7 are the daily high and low sales prices for the Company's common stock for the period indicated, as reported by MicroQuote II. The current quoted price of the stock is listed daily in the Wall Street Journal in the National Association of Securities Dealers Automated quotation System (Nasdaq). The Company has not paid any dividends on its common stock.

Number of Stockholders

As of June 15,  1998,  there were 288 record  holders  of the  Company's  Common
Stock.

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

ITEM 6.     SELECTED FINANCIAL DATA

                                     Company
                           ---------------------------------------------
                                    Fiscal Year Ended March 31
                           ---------------------------------------------
(In thousands, except per     1994     1995     1996    1997     1998
share data)
------------------------------------------------------------------------
Operating Results:
  Net sales                 $69,934  $85,827 $118,245 $129,470$132,340
  Gross profit               19,527   27,606   34,436  37,509   38,303
  Restructuring charge                                  6,014    (664)
  Operating income            8,107   15,412   21,447  16,032   21,333
  Income before               4,836    8,524   10,459   9,175   13,812
   extraordinary item
  Extraordinary item (1)      (890)    (324)  (2,952)
  Net income                  3,946    8,200    7,507   9,175   13,812
  Earnings per share -                                  $0.44    $0.65
  basic
  Earnings per share -                                  $0.40    $0.60
  diluted
  Weighted average shares
   outstanding:
   Basic                                               20,862   21,173
   Diluted                                             23,007   22,964

Pro Forma Operating Data
(2):
  Net income                          $8,196  $12,040
  Earnings per share -                 $0.40    $0.58
  basic
  Earnings per share -                 $0.36    $0.53
  diluted
  Weighted average shares
   outstanding:
   Basic                              20,656   20,744
   Diluted                            22,743   22,799

Financial Position:
  Total assets              $59,532  $79,995  $90,753 $108,272$131,303
  Total debt                 18,043   63,909   26,131  25,999   25,893
  Stockholders' equity       19,339  (8,120)   43,066  52,422   66,294
   (deficit)
  Working capital           (1,415)    5,716   16,187  10,170    8,488

Other Data:
  Discs sold (units):
   DVD                                                      6    2,201
   CD-Audio                  54,378   58,766   61,748  64,254   68,064
   CD-ROM                     4,865   28,982   63,930  92,137  114,725
------------------------------------------------------------------------
   Total discs               59,243   87,748  125,678 156,397  184,990

(1) In November 1993, the Company refinanced its outstanding debt and incurred an extraordinary charge of $1,302 ($890 net of tax) on the debt extinguishment. In March 1995, the Company refinanced its outstanding debt and incurred an extraordinary charge of $515 ($324 net of tax) on the debt extinguishment. In October 1995, the Company refinanced its outstanding debt and incurred an extraordinary charge of $4,183 ($2,952 net of tax) on the debt extinguishment.

(2) The pro forma net income gives effect to the Recapitalization, the Offering and the Private Placement (each as defined in Notes 13 and 14 to the Company's Consolidated Financial Statements). See Note 18 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Fiscal 1998 Compared to Fiscal 1997

Net Sales. Total discs sold increased 18.3% to 185.0 million units in fiscal 1998 from 156.4 million units in fiscal 1997. The increase resulted from a 24.5% increase in CD-ROM unit sales to 114.7 million discs in fiscal 1998 from 92.1 million discs in fiscal 1997, combined with a CD-Audio unit volume increase of 5.9% to 68.1 million discs in fiscal 1998 from 64.3 million discs in fiscal 1997. In addition, DVD unit sales, which began in fiscal 1998, amounted to 2.2 million units. In the United States, total discs sold increased 10.7% to 111.4 million units in fiscal 1998 from 100.6 million units in fiscal 1997. United States CD-ROM unit sales increased 10.6% to 76.9 million units in fiscal 1998 from 69.5 million units in fiscal 1997, while CD-Audio volume increased 4.8% to
32.5 million discs in fiscal 1998 from 31.0 million discs in fiscal 1997. European total unit sales increased 31.7% to 73.5 million units in fiscal 1998 from 55.8 million units in fiscal 1997. CD-ROM unit sales in Europe increased 67.7% to 37.9 million units in fiscal 1998 from 22.6 million units in fiscal 1997, while CD-Audio unit sales increased 7.2% to 35.6 million discs in fiscal 1998 from 33.2 million discs in fiscal 1997. European unit sales include 0.6 million CD-Audio units and 0.8 million CD-ROM units from the Company's Luxembourg facility, which commenced disc production in December 1997.

Net sales increased 2.2% to $132.3 million in fiscal 1998 from $129.5 million in fiscal 1997. Compact disc and related revenues, excluding DVD, increased 1.0% to $125.5 million in fiscal 1998 from $124.2 million in fiscal 1997. DVD revenues in fiscal 1998 were $6.6 million, while turnkey and other related service revenues of Nimbus Software Services, Inc. ("NSS"), which closed its Sunnyvale facility in the first quarter of fiscal 1998, contributed $6.9 million in fiscal 1997. Approximately $18.0 million of the sales increase is due to the increase in disc volume offset by a decrease in the average disc selling price from $0.79 in fiscal 1997 to $0.68 in fiscal 1998, or a 13.9% decrease. The price decline reflects an oversupply of production capacity in Europe, as well as the continued shift in sales mix to CD-ROM from CD-Audio, which typically has a higher per unit packaging configuration. In addition, the Company realized lower disc prices under a vendor supply agreement. The price declines noted above were partially mitigated by exchange rate differences between the United States and the United Kingdom during the twelve month period ended March 31, 1998.

Gross Profit. Gross profit increased 2.1% to $38.3 million in fiscal 1998 from $37.5 million in fiscal 1997. Gross margin decreased slightly to 28.9% in fiscal 1998 from 29.0% in fiscal 1997. The increase in gross profit was attributable to improved sales volume and mix, reduced raw material costs and a decrease in the overall level of factory overhead expenses due to the closure of the Company's Sunnyvale facility, partially offset by a decline in the average selling price noted above. The Company's gross profit margin was unfavorably impacted by an increase in depreciation expense resulting from capital expansion and acquisition projects in fiscal 1997 and 1998, increased packaging material and labor costs due to higher sales levels of non-automated packaging configurations, increased factory overhead charges for additional warehousing facilities at both the Charlottesville and Provo locations, and additional freight incurred in expediting shipments to meet shorter turn times. Finally, the Company's gross margin included depreciation and factory overhead charges at the Luxembourg facility as the plant commenced disc production in December. If the results of the Luxembourg facility were excluded, the Company's gross profit margin would have been 29.7%.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 13.5% to $17.6 million in fiscal 1998 from
$15.5 million in fiscal 1997. The increase in selling, general and administrative expenses in fiscal 1998 includes $2.0 million of costs incurred in the process of establishing the EuroNimbus operations in Luxembourg. In addition, the Company incurred higher sales and marketing costs resulting from the Company's efforts to expand its CD-ROM business, penetrate the original equipment manufacturers' market, establish a presence on the European continent, and enter the DVD home entertainment market. As a percentage of net sales, selling, general and administrative expenses increased to 13.3% in fiscal 1998 from 11.9% in fiscal 1997.

Restructuring Charge. During fiscal 1998, the Company reversed $664 of the remaining restructuring reserve for the closure of its Sunnyvale facility upon the completion of the restructuring plan at less than the originally estimated cost. The reversal resulted primarily from the Company's release from its lease obligation at the closed Sunnyvale facility.

Operating Income. Operating income increased 33.1% to $21.3 million in fiscal 1998 from $16.0 million in fiscal 1997. The increase in operating income primarily reflects the higher unit volume described above, and the restructuring charge incurred for the closure of Sunnyvale in fiscal year 1997. Operating income as a percentage of net sales was 16.1% and 12.4% for fiscal years 1998 and 1997, respectively.

Interest Expense. Interest expense amounted to $2.7 million in fiscal 1998 and in fiscal 1997. Interest expense in fiscal 1998 remained constant as a result of the increase in the Company's effective interest rate in fiscal 1998, which was offset by a lower level of borrowing.

Income Taxes. Income tax expense increased to $7.3 million in fiscal 1998 from $4.6 million in fiscal 1997. The increase in income taxes was attributable to the increase in income before taxes. The Company's effective tax rate increased to 34.5% in fiscal 1998 from 33.3% in fiscal 1997. The increase in the Company's effective tax rate reflects the higher percentage of net income attributable to United States operations, which has a higher statutory tax rate than the United Kingdom.

Fiscal 1997 Compared to Fiscal 1996

Net Sales. Total discs sold increased 24.4% to 156.4 million units in fiscal 1997 from 125.7 million units in fiscal 1996. The increase resulted primarily from a 44.1% increase in CD-ROM unit sales from 63.9 million discs in fiscal 1996 to 92.1 million discs in fiscal 1997. The increase in CD-ROM unit sales was experienced both in the United States, which increased 48.2% to 69.5 million units in fiscal 1997 from 46.9 million units in fiscal 1996, and in the United Kingdom, which increased 32.9% to 22.6 million units from 17.0 million units in fiscal 1996. Overall, CD-Audio unit volume increased 4.1% to 64.3 million discs in fiscal 1997 from 61.7 million discs in fiscal 1996. In the United States, CD-Audio volume increased 8.0% to 31.0 million discs in fiscal 1997 from 28.7 million discs in fiscal 1996, while the United Kingdom experienced a 0.6% increase in CD-Audio unit sales to 33.2 million discs in fiscal 1997 from 33.0 million discs in fiscal 1996.

Net sales increased 9.6% to $129.5 million in fiscal 1997 from $118.2 million in fiscal 1996. Approximately $24.3 million of the sales increase was due to the increase in disc volume offset by a decrease in the average disc selling price from $0.87 in fiscal 1996 to $0.79 in fiscal 1997, or a 9.2% decrease. The price decline reflected the continuing excess production capacity within the CD industry in both North America and Europe, as well as a change in sales mix from audio, which has a higher per unit packaging configuration, to unpackaged ROM discs. Turnkey and other related service revenues of NSS declined 20.7% from $8.7 million in fiscal 1996 to $6.9 million in fiscal 1997 due, in part, from the loss of a significant customer and the general decline in the floppy diskette business as it was replaced by CD-ROM as the preferred information distribution medium.

Gross Profit. Gross profit increased 9.0% to $37.5 million in fiscal 1997 from $34.4 million in fiscal 1996. The fiscal 1996 gross profit included a $2.0 million gain to reflect settlements reached with licensors of technology regarding prior royalty obligations. See Note 11(a) of Notes to Consolidated Financial Statements. This adjustment was partially offset by a $0.4 million writedown of obsolete production equipment. Gross margin decreased slightly to 29.0% in fiscal 1997 from 29.1% in fiscal 1996. Exclusive of the two non-recurring adjustments noted above, gross profit as a percent of net sales for fiscal 1996 was 27.8%. The improved gross margin was due to improved labor and production efficiencies resulting from the higher unit volumes and reduced raw material and packaging costs. In addition, the Company's gross margin was favorably impacted by the change in production mix at the Sunnyvale facility from low margin turnkey and collateral related services to CD replication which has a higher gross margin.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 19.2% to $15.5 million in fiscal 1997 from
$13.0   million  in  fiscal  1996.   The   increase  in  selling,   general  and
administrative expense in fiscal 1997 included a $0.3 million reserve for environmental clean-up costs as well as higher administrative personnel, legal, professional and consulting fees, and expanded sales and marketing costs due to the greater number of production facilities and increased sales. Fiscal 1996 includes a $0.5 million increase in the allowance for doubtful accounts resulting, in part, from the filing for bankruptcy by one of the Company's customers, partially offset by a $0.2 million reversal of accrued professional fees in the United Kingdom. As a percentage of net sales, selling, general and administrative expenses increased to 11.9% in fiscal 1997 from 11.0% in fiscal 1996.

Restructuring Charge. In the fourth quarter of fiscal 1997, the Company recorded a restructuring charge of $6.0 million for the closure of its Sunnyvale facility as part of a program to reduce overhead costs and improve operating efficiencies. This charge included severance payments, commitments to third parties, write-off of intangible assets, and the write-down of excess production and other fixed assets.

Operating Income. Operating income decreased 25.2% to $16.0 million in fiscal 1997 from $21.4 in fiscal 1996. Exclusive of the restructuring charge incurred for the closure of NSS, operating income increased 2.8% to $22.0 million. The increase in operating income primarily reflected the higher unit volume described above. Operating income as a percentage of net sales was 12.4% and 18.1% for fiscal years 1997 and 1996, respectively.

Interest Expense. Interest expense decreased to $2.7 million in fiscal 1997 from $5.3 million in fiscal 1996. The decrease in interest expense reflects the reduction in borrowing levels in fiscal 1997 as a result of the application of the proceeds of the Company's initial public offering in October 1995 to debt reduction, as well as a decline in the Company's effective interest rate in fiscal 1997.

Income Taxes. Income tax expense decreased to $4.6 million in fiscal 1997 from $5.6 million in fiscal 1996. The decrease in income taxes was attributable to the decrease in income before taxes resulting from the restructuring charge incurred for the closure of Sunnyvale. The Company's effective tax rate declined to 33.3% in fiscal 1997 from 35.0% in fiscal 1996. The decrease in the Company's effective tax rate reflects the higher percentage of net income attributable to United Kingdom operations, which has a lower statutory rate than the United States.

Liquidity and Capital Resources

Historically, the Company has satisfied its liquidity needs through cash flows from operations and various borrowing arrangements. Principal liquidity needs have included capital expenditures and debt repayment.

Operating activities provided net cash of $25.5 million in fiscal 1998. Working capital was $8.5 million at March 31, 1998 compared to $10.2 million at March 31, 1997. For fiscal 1998, accounts receivable increased $3.5 million due to higher sales volumes in the fourth quarter of fiscal 1998 compared to the same period of fiscal 1997. Inventories and prepaid expenses increased $0.3 million each in fiscal 1998. Accounts payable and accrued expenses increased $5.9 million in fiscal 1998, primarily due to an increase in accrued royalty payments, while income taxes payable increased $0.3 million due to the higher level of pretax earnings.

Capital expenditures were $29.0 million for fiscal 1998 and were related to the establishment of a disc manufacturing facility in Luxembourg, the expansion of disc manufacturing capacity in the United States, the installation of DVD manufacturing capability at the Cwmbran facility, the replacement and expansion of ancillary production equipment at the Cwmbran facility, additional DVD bonding equipment in Charlottesville, and the continued upgrading of the Company's worldwide management information system.

During fiscal 1999, the Company anticipates the need for approximately $22.1 million in cash for capital expenditures. Capital projects for fiscal 1999 include the continued expansion of DVD production capacity in Charlottesville, the replacement of disc production equipment in the United Kingdom, the expansion of mastering capacity and additional packaging equipment in the United States, the expansion of warehouse facilities and mastering capacity in Luxembourg, and the completion of the upgrade of its worldwide MIS system. The Company believes that these capital expenditures, working capital requirements, and any future acquisitions will be financed through a combination of funds provided by operating activities and availability under its borrowing arrangements.

The Company's EuroNimbus subsidiary has entered into several new credit agreements to provide for ongoing capital expenditure and working capital needs. The BIL Agreement provides for a term loan of LUF 225 million and a short term facility of LUF 50 million. A portion of the term loan can be utilized for the issuing of bank guarantees. The SNCI Agreement provides for a term loan of LUF 55 million to be used for capital expenditure financing. The ECSC Agreement provides for a term loan of LUF 70 million for capital expenditure financing.

At March 31, 1998, outstanding borrowings under the Nimbus Manufacturing credit agreement were $18.0 million and the remaining availability under the revolving credit facility was $25.0 million. Outstanding borrowings under the various EuroNimbus credit agreements were $7.8 million and the remaining availability under the BIL and SNCI Agreements was approximately $1.8 million.

The Company has entered into interest rate swap agreements to protect against fluctuations in its variable rate term debt for initial notional amounts of $5.0 million and approximately $20.0 million (denominated in pounds sterling). The interest rate caps ensure that the Company will not pay interest rates higher than 7% on $3.7 million and not higher than 9.5% on approximately $14.3 million of its term debt outstanding at March 31, 1998.

Recent Accounting Pronouncements

Effective with the first quarter of fiscal 1999, the Company will adopt Statement No. 130 "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards of reporting and display of comprehensive income and its components in a full set of general-purpose financial statements, either in a statement of operations or in a separate statement. Additionally, SFAS 130 requires the display of the accumulated balance of other comprehensive income as a separate caption in the equity section of the balance sheet as well as the disclosure of material components of accumulated other comprehensive income either on the face of the balance sheet, in a statement of changes in equity or in notes to the financial statements.

The Company will also adopt Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131" ) in fiscal 1999. SFAS 131 establishes standards for the way that public companies report information about operating segments in both interim and annual financial statements, including related disclosures about products and services, geographic areas and major customers. The Company does not believe that adoption of SFAS 131 will have a significant effect on the Company's operating segments reported and related disclosures.

Contingencies

The Internal Revenue Service ("IRS") has completed an examination of the Company's federal income tax returns for fiscal 1993, 1994 and 1995, resulting in a statutory Notice of Deficiency for additional federal income taxes in the amount of $5.0 million, plus interest, resulting from proposed adjustments to the Company's returns. Certain other proposed changes would eliminate the Company's U.S. net operating loss carryforwards. On May 7, 1998, the Company received a letter from the Appeals Division of the IRS which details the position of that division on the adjustments contained in the statutory Notice of Deficiency. The letter requests a settlement proposal from the Company on the most significant adjustments, including the Company's U.S net operating loss carryforwards. The Company believes that it has substantial authority for the positions taken on the prior years' returns and that these adjustments will be reduced through the appeals process. While the outcome of this matter cannot be predicted with certainty, the Company believes that the ultimate outcome of the case will not result in a material adverse impact on the liquidity, results of operations, or consolidated financial position of the Company.

Seasonality and Quarterly Information

The Company's sales are seasonal, with peak sales activity normally occurring in the third fiscal quarter as retail chains increase inventory before the holiday season. As a result, operating income is typically higher in the third fiscal quarter as fixed operating costs are spread over generally higher sales volume. In addition, in order to provide for capacity demands, long lead time production equipment is typically ordered for delivery during the first fiscal quarter and, to a lesser extent, the second fiscal quarter. Equipment installations generally result in some level of production inefficiency which may have a negative impact on margins. The effect on margins may be amplified when equipment is installed in the lower sales volume first and second quarters. In addition, pricing and unit volumes can impact comparative quarterly financial results either positively or negatively in a manner that may not necessarily be indicative of a full year's results.

Year 2000

Certain of the Company's information systems will require remediation or replacement over the next eighteen months in order to render these systems Year 2000 compliant. The Year 2000 problem is the result of computer hardware and software systems that use only two digits to represent the year, rather than four. As a result, these systems may not calculate dates beyond 1999, which may cause errors in information or systems failures. With respect to its internal systems, the Company is taking appropriate steps to identify and remediate the Year 2000 issues and does not expect the cost of these efforts to be material. However, the Year 2000 readiness of the Company's customers and suppliers may vary.

Subsequent Event

On June 16, 1998, the Company entered into an Agreement and Plan of Merger with Carlton Communications Plc ("Carlton"), pursuant to which a subsidiary of Carlton would acquire all of the Company's outstanding common stock through a tender offer at $11.50 per share, or a total consideration of approximately $264 million. Consummation of the merger transaction is subject to normal regulatory filings and approval of the Company's stockholders. Certain stockholders, including management of the Company, control an aggregate of 44% of the Company's common stock, and have agreed to tender their shares when requested. Following the close of the transaction, the Company will operate as a division of Carlton's Technicolor Packaged Media Group.

Forward Looking Statements

The statements included or incorporated by reference into the Company's Securities and Exchange Commission filings and shareholder communications which are not historical facts are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks and uncertainties, including, but not limited to, the effect of changing CD technology and the possibility that, over time, CD technology could be replaced by another form of information storage and retrieval technology, the dependence of the Company's growth prospects on the development of new technologies that achieve market acceptance and create new demand for CDs and related services and the highly competitive nature of the CD manufacturing industry which may adversely affect prices for CDs and other aspects of the Company's business.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and schedules listed in Items 14(a)(1) and (a)(2) hereof are incorporated herein by reference and are filed as part of this report.

ITEM 9.     CHANGES  IN  AND   DISAGREEMENTS   WITH  ACCOUNTANTS  ON  ACCOUNTING
            AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors of the Company

The following persons were elected as directors at the 1997 Annual Meeting of Stockholders and will serve until their successors are duly elected and qualified:

                 Name                     Age           Director Since
                 ----                     ---           --------------
       Lyndon J. Faulkner                 37                 1992
       Charles Ayres                      38                 1995
       Darryl G. Behrman                  47                 1995
       Grant G. Behrman                   44                 1995
       Robert M. Davidson                 55                 1994
       David E. De Leeuw                  54                 1995
       Anthony V. Dub                     48                 1996
       George E. McCown                   63                 1995
       Glenn S. McKenzie                  45                 1995
       L. Steven Minkel                   56                 1997

LYNDON J.FAULKNER. President, Chief Executive Officer and Director since October 1992 and Chairman of the Board of Directors since March 1995 and Treasurer since August 1996. Mr. Faulkner was employed in various capacities by Nimbus Records Limited (the "Predecessor")from 1985 until October 1992, most recently as Manufacturing Director. Mr. Faulkner was initially responsible for the design and development of the manufacturing process utilized by the Predecessor. Mr. Faulkner was educated in electrical and electronic engineering in the United Kingdom. Mr. Faulkner is a director of Tad Coffen Performance Saddles Inc., a privately owned company.

CHARLES AYRES. Director of the Company since March 1995. Mr. Ayres is a general partner of MDC Management Company III, L.P., which is the general partner of McCown De Leeuw & Co. III, L.P. and McCown De Leeuw & Co.(Europe) III, L.P., a general partner of MDC Management Company IIIA, L.P., which is the general partner of McCown De Leeuw & Co. (Asia) III, L.P. and a member of Gamma Fund, LLC. Mr. Ayres has been affiliated with McCown De Leeuw & Co., Inc., an affiliate of McCown De Leeuw & Co. III, L.P., since 1991. Prior to that he was a founding general partner of HMA Investments, Inc., a private investment firm focused on middle-market management buyouts. He currently is a director of certain privately held companies, including Aurora Foods Inc. and The Brown Schools.

DARRYL G. BEHRMAN. Director of the Company since March 1995. Mr. Behrman is a general partner of Behrman Brothers, L.P., the general partner of Behrman Capital L.P. and Behrman Capital "B" L.P. The Behrman Capital entities are private investment firms focused on management buyouts of emerging growth companies. Prior to founding Behrman Capital in 1992, Mr. Behrman was a partner at Wertheim Schroder& Co. Incorporated where he specialized in middle market mergers and acquisitions, recapitalizations and management buyouts. Prior to that he worked for Citicorp's Merchant Banking Group where he served as Vice President and head of the Corporate Advisory Group in London. Mr. Behrman is a Director of several privately held companies including Condor Systems, Inc., Professional Dental Associates, Inc. and Total Physician Services, Inc. He is Chairman of the Board of Esoterix, Inc., a privately held company. Darryl Behrman and Grant Behrman are brothers.

GRANT G. BEHRMAN. Director of the Company since March 1995. Mr. Behrman is a general partner of Behrman Brothers, L.P., the general partner of Behrman Capital L.P. and Behrman Capital "B" L.P. The Behrman Capital entities are private investment firms focused on management buyouts of emerging growth companies. Prior to founding Behrman Capital in 1992, Mr. Behrman was employed for ten years by Morgan Stanley & Co. Incorporated, most recently as a general partner in its Venture Capital Group. Mr. Behrman is a Director of Visual Networks, Inc., which is a publicly traded company, as well as serving as Director of several privately held companies including Esoterix, Inc. and Condor Systems, Inc. Darryl Behrman and Grant Behrman are brothers.

ROBERT M. DAVIDSON. Director of the Company since July 1994. Since February 1997, Mr. Davidson has been Chairman and Chief Executive Officer of The Davidson Group, a privately held investment company. From 1989 to February 1997, Mr. Davidson was Chairman of the Board of Directors and Chief Executive Officer of Davidson & Associates, Inc., a publicly-held educational software company that develops, publishes and manufactures high quality educational software products for home and school use. In 1996, Mr. Davidson also served as Vice Chairman of CUC International, Inc., a publicly held membership-based, consumer services company. Mr. Davidson held senior management positions at The Parsons Corporation, a large engineering and construction company, from 1978 to 1989. During his last five years at Parsons, he served as Executive Vice President, and was responsible for managing a major portion of the firm's operations and overseeing acquisitions of businesses and new technologies.

DAVID E. DE LEEUW. Director of the Company since March 1995. Mr. De Leeuw is a managing general partner of MDC Management Company III, L.P., which is the general partner of McCown De Leeuw & Co. III, L.P. and McCown De Leeuw & Co. (Europe) III, L.P., a managing general partner of MDC Management Company IIIA, L.P., which is the general partner of McCown De Leeuw & Co. (Asia) III, L.P. and a member of Gamma Fund, LLC. Mr. De Leeuw was the co-founder in 1984 of McCown De Leeuw & Co., Inc., an affiliate of McCown De Leeuw & Co. III, L.P. He currently serves as Vice Chairman of Vans, Inc. and a director of American Residential Investment Trust, Inc., both publicly held companies. He also currently serves as a director of Aurora Foods Inc., AmeriComm Holdings, Inc., Outsourcing Solutions Inc. and Home Asset Management Corp., all privately held companies.

ANTHONY V. DUB. Director of the Company since May 1996. Mr. Dub is an Advisor of Credit Suisse First Boston, an international investment banking firm with headquarters in New York City. Mr. Dub joined Credit Suisse First Boston in 1971 and served as a Managing Director from 1981 until 1997. He currently serves as a director of Lomak Petroleum, Inc., a publicly held company.

GEORGE E. MCCOWN. Director of the Company since March 1995. Mr. McCown is a managing general partner of MDC Management Company III, L.P., which is the general partner of McCown De Leeuw & Co. III, L.P., and McCown De Leeuw & Co. (Europe) III, L.P., a managing general partner of MDC Management Company IIIA, L.P., which is the general partner of McCown De Leeuw & Co. (Asia) III, L.P. and a member of Gamma Fund, LLC. Mr. McCown was the co-founder in 1984 of McCown De Leeuw & Co., Inc., an affiliate of McCown De Leeuw & Co. III, L.P. He serves as Chairman of the Board of Building Materials Holding Corp., and as Vice Chairman of Vans, Inc., both publicly held companies as well as Chairman of Pelican Companies, Inc., a privately held company. Mr. McCown also serves as a director of Fibermark, Inc., a publicly held company, as well as serving as a director of International Data Response Corp., Fitness Holdings, Inc., The Brown Schools, RSP Manufacturing Corp., Home Asset Management Corp. and Fitness Europe, all privately held companies.

GLENN S. MCKENZIE. Director of the Company since March 1995. Mr. McKenzie has been President of Alpha Investments, Inc., a management consulting firm, since October 1991. He currently serves as a director of Fibermark, Inc., a publicly held company, and DEC International, Inc., a privately held company.

L. STEVEN MINKEL Director of the Company since August 1997. Mr. Minkel has been Executive Vice President, Chief Financial Officer and Secretary since November 1992. Before joining the Company, from February 1986 to October 1992, he was Vice President and Chief Financial Officer of Duchossois Industries, Inc., a privately owned manufacturing conglomerate. Mr. Minkel served as a director of the Company from November 1992 through March 1995.

Board Meetings

The Board of Directors met five times during fiscal 1998. All of such meetings were special meetings. Except for David E. De Leeuw and George E. McCown, all directors attended at least 75% of the aggregate number of meetings of the Board of Directors and standing Committees on which they served. Each of David E. De Leeuw and George E. McCown attended, respectively, three out of five meetings of the Board and the standing committees on which they served.

Committees

The Board of Directors has an Executive Committee comprised of the Chief Executive Officer, the Chief Financial Officer and two non-employee directors, an Audit Committee comprised of three non-employee directors and a Compensation Committee comprised of four directors, two of whom the Company has deemed to be independent.

The Executive Committee held monthly meetings during fiscal 1998. The Executive Committee is authorized, within parameters and limitations set out by the Company's Board of Directors, to meet and act on behalf of the Board during interim periods between regular meetings of the Board. During fiscal 1998, the members of the Executive Committee included Messrs. Faulkner, Minkel, Ayres and
G. Behrman.

The Audit Committee held one meeting during fiscal 1998. Its principal functions are to recommend the firm of independent accountants to serve the Company each fiscal year to the Board of Directors and to review the plan and results of the prior year's audit by the independent accountants as well as the scope, results, and adequacy of the Company's internal accounting controls and procedures. In addition, the Audit Committee reviews the independence of the accountants and reviews their fees for audit and non-audit services rendered to the Company. During fiscal 1998, the members of the Audit Committee included Messrs. Davidson, Dub and McKenzie.

The Compensation Committee held two meetings during fiscal 1998. Its principal functions are to approve remuneration of the officers of the Company, review certain benefit programs, and approve and administer remuneration plans, including the stock incentive plans of the Company. During fiscal 1998, the members of the Compensation Committee included Messrs. Ayres, D. Behrman, Davidson and Dub.

Executive Officers of the Company

      The following table lists the executive officers of the Company and its affiliates. All executive officers are appointed annually by, and serve at the discretion of, the Board of Directors of the Company.

                                    Position             Business Experience
       Name and Age             with the Company       During Past Five Years
--------------------------------------------------------------------------------
Lyndon J. Faulkner (37)    President,                             *
                           Chief Executive Officer,
                           Treasurer and
                           Chairman of the Board of
                           Directors

L. Steven Minkel (56)      Executive Vice President,              *
                           Chief Financial Officer
                           and Secretary

Howard G. Nash (49)        European Managing          Mr. Nash has served as
                           Director, Nimbus           European Managing
                           Manufacturing (UK) Limited Director of Nimbus
                                                      Manufacturing (UK) Limited
                                                      since January 1994.  Prior
                                                      to that time, he was
                                                      employed in various
                                                      management capacities,
                                                      including Finance
                                                      Director, by Nimbus
                                                      Manufacturing (UK) Limited
                                                      and the Predecessor.

Robert J. Headrick (41)    President, Nimbus          Mr. Headrick has served
                           Information Systems,       as President of Nimbus
                           Inc.,                      Information Systems,
                           Executive Vice President,  Inc. since March 1993
                           Nimbus Manufacturing Inc.  and as Executive Vice
                                                      President of Nimbus
                                                      Manufacturing Inc. since
                                                      March 1994.

Robert J. Lynch (37)       Vice President, Nimbus     Mr. Lynch has served as
                           Manufacturing Inc.         Vice President of Nimbus
                                                      Manufacturing Inc. since
                                                      March 1994.  Prior to
                                                      that time, he was
                                                      employed in various
                                                      management capacities,
                                                      including Operations
                                                      Manager, by Nimbus
                                                      Manufacturing Inc. and
                                                      the Predecessor.

Gary E. Krutul (42)        Controller and Chief       Mr. Krutul has served as
                           Accounting Officer,        Controller and Chief
                           Assistant Secretary and    Accounting Officer since
                           Assistant Treasurer        June 1995 and Assistant
                                                      Secretary and Assistant
                                                      Treasurer since August
                                                      1996.  From September
                                                      1991 to February 1995,
                                                      Mr. Krutul served as
                                                      Financial Manager for
                                                      Bally's Total Fitness,
                                                      Inc.

---------------------------
* See "Director Biographies"

Family Relationships

Directors Grant and Darryl Behrman are brothers. Otherwise, there is no family relationship between any director, executive officer, or person nominated or chosen by the Company to become a director or executive officer.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers, and persons who own more than ten percent of the Company's Common Stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of the Company's Common Stock and to provide copies of the reports to the Company. To the Company's knowledge, based solely on a review of the copies of reports furnished to the Company, and written representations that no other reports were required to be filed, during the fiscal year ended March 31, 1998, the Company's directors, executive officers, and stockholders beneficially owning more than ten percent of the Company's Common Stock complied with their respective Section 16(a) reporting requirements.

ITEM 11.    EXECUTIVE COMPENSATION

Compensation of Directors

Beginning November 1995, the Company began paying an annual fee of $10,000 to directors of the Company who are not compensated as officers of the Company or employed by an affiliate of the Company, including McCown De Leeuw & Co., Inc. (the "MDC Entities") and Behrman Capital L.P. ("Behrman Capital"). The Company also reimburses each director for out-of-pocket expenses incurred in attending meetings of the Board of Directors and its committees.

In addition, in October 1995, the Board of Directors, with the approval of the stockholders, adopted the Nimbus CD International, Inc. 1995 Stock Option Plan for Non-Employee Directors (the "Directors' Plan"). The Directors' Plan is designed to attract and retain the services of experienced and highly qualified outside directors and to create a proprietary interest for such directors in the Company's continued success. Under the Directors' Plan, grants of stock options will be made to each member of the Board, who is (a) not an employee of the Company, (b) not an employee of an affiliate of the Company, and (c) otherwise not eligible for selection to participate in any plan of the Company or its affiliates that entitles such member to acquire securities or derivative securities of the Company. An aggregate of 50,000 shares of Common Stock have been reserved for issuance under the Directors' Plan. Notwithstanding the foregoing, adjustments may be made by the Company's Board of Directors in the number and class of shares available under the Directors' Plan and the number, class and price of shares subject to outstanding option grants, in each such case, to reflect changes in the Company's corporate structure or capitalization, such as through a merger or stock split.

Options awarded under the Directors' Plan expire ten years from the date of grant (unless the period is shortened by the non-employee independent director's retirement, death, disability or a change of control as defined in the Directors' Plan). Options awarded subsequent to October 31, 1995 will permit the non-employee independent director, for a period of up to ten years from the date of grant (unless the period is shortened by the non-employee independent director's retirement, death, disability or a change in control as defined in the Directors' Plan), to purchase 2,500 shares of Common Stock from the Company at the fair market value of such shares on the date such option is granted.

Each non-employee independent director will receive such an option whenever he or she is elected, re-elected or appointed to the Company's Board of Directors and otherwise satisfies the requirements for participation in the Directors' Plan. Generally, an option shall only be exercisable with respect to one-third of the shares subject to the option on the first anniversary of the date of grant (and not prior thereto) and then with respect to an additional one-third of such shares beginning on each of the second and third anniversaries of the date of grant; provided, however, the option shall be fully exercisable upon (i) the attainment of age 70 by the optionee or (ii) the death or disability (as defined in the Directors' Plan) of the optionee. Notwithstanding the foregoing, in no event may an option under the Directors' Plan be exercised prior to the expiration of six months from the date of grant. Except in certain limited circumstances, an option may be exercised only if the optionee at the time of exercise is, and at all times following the grant of the option remains, a non-employee director of the Company.

On October 30, 1995, Robert M. Davidson was awarded options to purchase 10,000 shares of the Company's Common Stock at an exercise price equal to $7.00. Such options vest ratably over a three year period with the first options vesting on October 30, 1996. On May 20, 1996, upon his appointment to the Company's Board of Directors, Anthony V. Dub was awarded options to purchase 2,500 shares of the Company's Common Stock at an exercise price of $11.25 per share. Such options shall vest ratably over three years beginning May 20, 1997. On August 6, 1996, upon their re-election to the Board, each of Messrs. Davidson and Dub were granted options to purchase 2,500 additional shares of the Company's Common Stock under the Directors' Plan at an exercise price of $12.63. Such options shall vest ratably over three years beginning August 6, 1997. On August 5, 1997, upon their re-election to the Board, each of Messrs. Davidson and Dub were granted options to purchase 2,500 additional shares of the Company's Common Stock under the Directors' Plan at an exercise price of $12.37. Such options will vest ratably over three years beginning August 5, 1998.

The Directors' Plan will terminate upon the earlier to occur of (i) the adoption of a resolution of the Company's Board of Directors terminating the Directors' Plan, (ii) the date all shares of Common Stock subject to the Directors' Plan are purchased according to the provisions of the Directors' Plan or (iii) ten years from the date of adoption of the Directors' Plan by the Company's Board of Directors.

Executive Compensation

The following sections disclose detailed information about cash and equity-based executive compensation paid by the Company to certain of its executive employees. The information is comprised of a stock performance graph, a Report of the Compensation Committee of the Company's Board of Directors, a Summary Compensation Table and additional tables which provide further details on stock options issued by the Company.

Cumulative Total Stockholder Return

The following performance graph compares the cumulative total return, assuming the reinvestment of dividends, for the period from October 26, 1995 through March 31, 1998, from an investment of $100 in (i) the Company's Common Stock,
(ii) the Nasdaq  National  Market  Composite  Index,  and (iii) the Russell 2000
Index which is assembled by Frank Russell Company. This data was furnished by Media General Financial Services, Inc. The Company has chosen the Russell 2000 Index for comparison because the Company does not believe that it can reasonably identify a peer group or a published industry or line-of-business index that contains companies in a similar line of business and because the Russell 2000 Index includes companies with capitalizations similar to that of the Company. No dividends have been declared or paid on the Company's Common Stock.

Total Return Data Ending March 31
Nimbus CD International, Russell 2000 Index, NASDAQ Composite

                                      10/26/95   3/31/96    3/31/97    3/31/98
                                     -------------------------------------------
Nimbus CD International
Cumulative  Data  Points  10/26/95 =   100.00     101.61     125.81    131.45
100

Russell 2000 Index
Cumulative  Data  Points  10/26/95 =   100.00     112.52     118.26    167.92
100

NASDAQ Composite
Cumulative  Data  Points  10/26/95 =   100.00     105.81     118.37    178.89
100

The  Nasdaq  National   Market   Composite  Index  tracks  the  aggregate  price
performance of equity securities of companies traded on the Nasdaq National Market. The Company's Common Stock is traded on the Nasdaq National Market under the symbol "NMBS".

The performance of any individual company's common stock is influenced not only by its own performance and future prospects, but also by a number of external factors over which the company and its management have indirect or no control, including general economic conditions, expectations for the company's future performance and conditions affecting or expected to affect the company's industry. In addition, stock performance can be affected by factors such as trading volume, analytical research coverage by the investment community, and the propensity of stockholders to hold the stock for investment purposes. The relative weight of these factors also changes over time. Consequently, stock performance, including measurement against indices, may not be representative of a company's financial performance for given periods of time.

Report of the Compensation Committee of the Board of Directors

During fiscal 1998, decisions on compensation for the Company's executive officers were made by the Compensation Committee of the Board of Directors which is composed of four directors who are not employed by the Company. At the direction of the Board of Directors, the Compensation Committee is responsible for determining salary and bonus plans for certain officers designated by the Board, from time to time, and is responsible for approving all stock option awards granted under the Amended and Restated Nimbus CD International, Inc. 1995 Stock Option and Stock Award Plan (as the same may be amended or modified, the "Nimbus Plan"). For fiscal 1998, the Board directed the Compensation Committee to review and approve salary and bonus awards for the Company's Chief Executive Officer and Chief Financial Officer, the European Managing Director of Nimbus Manufacturing (UK) Limited, the Vice President- Manufacturing of Nimbus Manufacturing Inc., the Executive Vice President of Nimbus Manufacturing Inc. and President of Nimbus Information Systems, Inc. and the Executive Vice President- North American Operations of Nimbus Manufacturing Inc.

The Compensation Committee's primary goal is to develop the Company's compensation program so that it is related to creating shareholder value. The Committee seeks to offer the Company's executive officers competitive compensation opportunities based on their individual performance, the Company's financial performance and their personal contribution to that performance. Furthermore, the executive compensation program is designed to attract and retain executive talent that contributes to the Company's long term success, reward achievement of the Company's short-term and long-term strategic goals, link executive officer compensation and shareholder interests through equity-based plans, and recognize and reward individual contributions to Company performance.

During fiscal 1998, the Compensation Committee determined salary levels for executive officers by considering a number of factors, including: (i) individual performance, (ii) functions performed by the executive officer, (iii) scope of the executive officer's on-going duties, (iv) general changes in the compensation peer group in which the Company competes for executive talent and
(v) the Company's financial performance in general. No single factor was predominant in determining the salary level of any officer. Moreover, the Committee did not weigh any single factor against another in a manner that made it possible to assign a numerical value to the weight of any factor in determining the percentage increase in salary of the executive officers.

At a meeting of the Committee held on April 1, 1997, the Committee approved a salary increase of 10% for Howard Nash, European Managing Director, Nimbus Manufacturing (UK) Limited. Mr. Faulkner provided the Committee with an evaluation of Mr. Nash's performance and participated in the discussion with regard to the amount of salary increase. Salary increases were not considered by the Committee for Messrs. Faulkner, Minkel, Headrick, Lynch and Trudel during fiscal 1998.

In order to increase incentives for exceptional performance, a portion of each executive officer's compensation is paid in the form of contingent cash bonuses which are paid annually. The bonus amounts for executive officers are dependent in part on the Company's financial performance, as well as individualized criteria such as achievement of specific goals for the Company and/or its subsidiaries and satisfactory completion of special projects supervised by the Chief Executive Officer. The Company's financial performance objectives must be achieved before individual objectives are evaluated. For fiscal 1998, no bonuses were paid to Messrs. Faulkner, Minkel, Trudel or Headrick because the financial performance objectives established for those officers were not achieved. Mr. Nash was awarded a $11,541 bonus based on 90% performance against stated objectives. On May 15, 1998, the Committee approved a cash bonus of $25,000 for Messrs. Faulkner and Minkel based on factors extraordinary to these performance measurements.

Stock options serve to further align the interests of management and the Company's stockholders by providing executive officers with an opportunity to benefit from stock price appreciation that can be expected to accompany improved financial performance. Options also enhance the Company's ability to attract and retain executives. The number of option shares granted and the other terms of such options, such as the vesting period, are determined by the Committee, based on recommendations of management in light of, among other factors, each executive officer's level of responsibility, prior performance and other compensation. However, the plan does not provide any quantitative method for weighting these factors, and a decision to grant an award is based primarily upon an evaluation of past as well as future anticipated performance and responsibilities of each executive officer.

On April 1, 1997, the Compensation Committee awarded non-qualified stock options to purchase 197,500 shares of Common Stock at a purchase price of $9.13 to 42 managers of the Company. Such options will vest ratably over five years with the first one-fifth vesting on March 31, 1998. Of these options, Messrs. Faulkner, Minkel, Nash and Trudel each received options to purchase 15,000 shares of the Company's Common Stock. Mr. Headrick received options to purchase 10,000 shares of the Company's Common Stock.

On December 9, 1997, the Committee awarded non-qualified stock options to purchase 12,000 shares of Common Stock at a purchase price of $10.13 to six managers. After giving effect to the above grants, there are 352,204 shares of Common Stock available to be awarded under the Nimbus Plan.

For fiscal 1999, the Compensation Committee will be responsible for salary levels and bonuses for all persons employed by the Company who are deemed by the Board to be within the Securities and Exchange Commission's definition of "executive officer". Specifically, the Board has designated the Company's Chief Executive Officer and Chief Financial Officer, the European Managing Director of Nimbus Manufacturing (UK) Limited, the Executive Vice President of Nimbus Manufacturing Inc. and President of Nimbus Information Systems, Inc. and the Executive Vice President - North American Operations of Nimbus Manufacturing Inc.

To the extent appropriate, the Company intends to take the necessary steps to conform its compensation practices to comply with the $1 million compensation deduction cap under Section 162(m) of the Internal Revenue Code of 1986, as amended.

Respectfully submitted:

COMPENSATION COMMITTEE
OF THE BOARD OF DIRECTORS

Charles Ayers
Darryl G. Behrman
Robert M. Davidson
Anthony V. Dub

Summary Compensation Table

The following summary compensation table presents information about the compensation paid by the Company during its three most recent fiscal years to those individuals who were (i) the Company's Chief Executive Officer (the "CEO") at the end of the last completed fiscal year, regardless of compensation level and (ii) the four other most highly compensated executive officers of the Company (collectively, the "Named Executive Officers").

                          Summary Compensation Table
                                                                LONG-TERM
                                   ANNUAL COMPENSATION (1)     COMPENSATION
                                                                         ALL
                        FISCAL                      OTHER               OTHER
       NAME AND          YEAR                       ANNUAL    OPTIONS   COMPEN-
      PRINCIPAL         ENDED    SALARY   BONUS  COMPENSATION GRANTED   SATION
       POSITION        MARCH 31    ($)     ($)      ($)(2)      (#)      (3)
                                                                         ($)
--------------------------------------------------------------------------------
Lyndon J. Faulkner        1998   242,550  25,000        0       15,000   12,230
President, Chief          1997   242,550       0        0       35,000   11,422
Executive Officer,        1996   231,000  73,600        0      475,326   12,486
Treasurer and
Chairman of the Board
of Directors

L. Steven Minkel          1998   200,000  25,000        0       15,000    9,549
Executive Vice            1997   191,260       0        0       32,000    9,992
President, Chief          1996   177,876  73,600        0      316,821    9,070
Financial Officer and
Secretary

David J. Trudel (4)       1998   181,000       0        0       15,000    3,680
Executive Vice            1997   145,792       0   28,443       20,000    1,370
President, Nimbus
Manufacturing Inc.

Robert J. Headrick        1998   180,180       0        0       10,000    7,143
President, Nimbus         1997   180,180       0        0        5,000    7,265
Information Systems,      1996   173,828  23,400        0      105,670    7,211
Inc., Executive Vice
President, Nimbus
Manufacturing Inc.

Howard G. Nash            1998   128,427  11,541        0       15,000   28,070
European Managing         1997   105,650  32,000        0       20,000   22,489
Director, Nimbus          1996    92,918  31,746        0      131,993   19,528
Manufacturing (UK)
Limited

-------------

(1) While each of the five Named Executive Officers received perquisites or other personal benefits in the years shown, in accordance with Securities and Exchange Commission regulations, the value of these benefits are not indicated since they did not exceed the lesser of $50,000 or 10% of the individual's salary and bonus in any year.

(2) The amount set forth in the Summary Compensation Table under the heading "Other Annual Compensation" includes (i) $21,243 for reimbursements made by the Company to Mr. Trudel or on behalf of Mr. Trudel for relocation costs and (ii) $7,200 as an automobile allowance on behalf of Mr. Trudel.

(3) Amounts set forth in the Summary Compensation Table under the heading "All Other Compensation" include (i) contributions made by the Company to the Company's 401(k) plan or, in the case of Messrs. Faulkner and Nash, to the Company's U.K. Pension Scheme for the benefit of the Named Executive Officer and (ii) the Company's payment of life insurance premiums on behalf of the Named Executive Officer. In fiscal 1998, the Company paid $885, $2,254, $1,141 and $743 in life insurance premiums on behalf of Messrs. Faulkner, Minkel, Trudel and Headrick, respectively. In fiscal 1997, the Company paid $330, $2,250, $487 and $330 in life insurance premiums on behalf of Messrs. Faulkner, Minkel, Trudel and Headrick, respectively. In fiscal 1996, the Company paid $330, $1,440 and $330 in life insurance premiums on behalf of Messrs. Faulkner, Minkel and Headrick, respectively.

(4) Mr. Trudel ceased to be employed by the Company in February 1998.

Employment Agreements

The Company has entered into employment agreements with Messrs. Faulkner, Minkel, Headrick and Nash. The employment agreement with Mr. Faulkner provides for a base salary of not less than $200,000 and provides for an initial term ended March 31, 1994 and for continuation thereafter for additional one year periods until terminated in accordance with the agreement. The agreement also provides for an annual bonus subject to the achievement of annual performance criteria (such bonus for fiscal 1998 was $0). The agreement may be terminated by the Company with or without cause, provided that if it is terminated without cause the Company will be obligated to pay the greater of one year's salary plus the previous year's bonus or all salary and benefits specified in the agreement from the date of termination to the end of the then current contract term.

The employment agreement with Mr. Minkel provides for a base salary of not less than $150,000 and provides for an initial term ended November 8, 1994 and for continuation thereafter for additional one year periods until terminated in accordance with the agreement. The agreement also provides for an annual bonus subject to the achievement of annual performance criteria (such bonus for fiscal 1998 was $0). The agreement may be terminated by the Company with or without cause, provided that if it is terminated without cause the Company will be obligated to pay the greater of one year's salary plus the previous year's bonus or all salary and benefits specified in the agreement from the date of termination to the end of the then current contract term.

The employment agreement with Mr. Headrick provides for a base salary of not less than $140,000 and provides for an initial term ended March 7, 1994. Thereafter, the agreement continues for additional six month periods until terminated in accordance with the agreement. The agreement also provides for an annual bonus, subject to achievement of annual performance criteria (such bonus for fiscal 1998 was $0). The agreement may be terminated by the Company with or without cause, provided that if it is terminated without cause the Company is obligated to pay Mr. Headrick the greater of six months' salary or all salary and benefits specified in the agreement from the date of termination to the end of the then current term.

Mr. Nash is employed under a standard contract for employment of directors in the United Kingdom which provides, among other things, certain statutory entitlements and a base salary of (pound)38,250 which is reviewed annually. The agreement does not have a fixed term and, except in the case of serious employee misconduct or gross negligence, requires the parties to the agreement to provide 12 months prior written notice of a desire to terminate. The Company may make a payment in lieu of notice.

Compensation Committee Interlocks and Insider Participation

From October 1992 until June 1993, the executive compensation program of the Company was administered by the Board of Directors. During such period Mr. Faulkner, President, and Mr. Minkel, Executive Vice President, participated in the deliberations of the Board of Directors concerning executive officer compensation. On June 3, 1993, the Board of Directors established a Compensation Committee to administer the Company's executive compensation program. The Compensation Committee is currently comprised of four non-employee directors.

Stock Options

The Company has adopted the Amended and Restated Nimbus CD International, Inc. 1995 Stock Option and Stock Award Plan (the "Nimbus Plan"). The Nimbus Plan is intended to further the long-term stability and financial success of the Company by attracting and retaining key employees through the use of stock incentives, including stock options. The Company does not award stock appreciation rights under the Nimbus Plan. The Company has reserved a total of 2,715,449 shares (adjusted to give effect to the Company's 3.76049 stock split effective October 16, 1995) of common stock for issuance under the Nimbus Plan.

The following table sets forth additional information concerning individual grants of stock options made under the Nimbus Plan during the last completed fiscal year to each of the Named Executive Officers:

                        Option Grants In Last Fiscal Year
                                                                 POTENTIAL
                                                              REALIZED VALUE AT
                                                               ASSUMED ANNUAL
                                                               RATES OF STOCK
                     INDIVIDUAL GRANTS                             PRICE
                                                                APPRECIATION
                                                                 FOR OPTION
                                                                  TERM (1)
------------------------------------------------------------  ---------------
                                 % OF
                                 TOTAL
                                OPTIONS
                               GRANTED   EXERCISE
                       OPTIONS    TO     OR BASE
                      GRANTED  EMPLOYEES  PRICE   EXPIRATION    5%      10%
        NAME             (2)   IN FISCAL  ($/SH)     DATE       ($)     ($)
                         (#)     YEAR
------------------------------------------------------------  ---------------

Lyndon J. Faulkner       15,000   7.1%    $9.13   3/31/07     $86,142 $218,298

L. Steven Minkel         15,000   7.1%    $9.13   3/31/07     $86,142 $218,298

David J. Trudel          15,000   7.1%    $9.13   3/31/07     $86,142 $218,298

Robert J. Headrick       10,000   4.7%    $9.13   3/31/07     $57,428 $145,532

Howard G. Nash           15,000   7.1%    $9.13   3/31/07     $86,142 $218,298

(1) The potential realized values in the table assume that the market price of the Company's Common Stock appreciates in value from the date of grant to the end of the option term at the annualized rates of five percent and ten percent, respectively. The actual value, if any, an executive may realize will depend on the excess, if any, of the stock price over the exercise price on the date the option is exercised. There is no assurance that the value realized by an executive will be at or near the value estimated in the table.

(2) Options were granted April 1, 1997. The options will vest ratably over a five year period with one fifth of the options becoming exercisable on March 31, 1998 and one fifth vesting each March 31 thereafter until the options are fully vested on March 31, 2002.

      The following table sets forth information concerning each exercise of stock options during fiscal 1998 by each of the Named Executive Officers and the fiscal year-end value of unexercised options, provided on an aggregated basis:

              Aggregated Option Exercises in Last Fiscal Year and
                   Fiscal Year-End Unexercised Option Values

      (A)             (B)          (C)            (D)                (E)
                                               NUMBER OF
                                               SECURITIES         VALUE OF
                                               UNDERLYING        UNEXERCISED
                                              UNEXERCISED      IN-THE-MONEY(2)
                                               OPTIONS AT        OPTIONS AT
                                               FY-END (#)        FY-END ($)
                    SHARES
                   ACQUIRED     VALUE(1)      EXERCISABLE/      EXERCISABLE/
      NAME        ON EXERCISE   REALIZED     UNEXERCISABLE      UNEXERCISABLE
                      (#)          ($)
--------------------------------------------------------------------------------

Lyndon J. Faulkner     0       $0.00      484,789/264,196  $4,089,504/$1,785,385

L. Steven Minkel       0       $0.00      160,296/185,287  $1,111,096/$1,194,152

David J. Trudel        0       $0.00        11,000/24,000         $3,173/$12,690

Robert J. Headrick     0       $0.00        55,658/62,406      $405,140/$402,616

Howard G. Nash         0       $0.00       113,259/88,192      $870,931/$504,882

(1) The dollar values referred to in columns (C) and (E) are calculated by determining the difference between the fair market value of the securities underlying the options and the exercise price of the options at exercise or fiscal year-end, respectively.

(2) Options are in-the-money if the fair market value of the underlying securities exceeds the exercise price of the option.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of June 15, 1998, as to shares of Common Stock owned by (i) each person who is known by the Company to own beneficially more than five percent of the Company's Common Stock, (ii) each director of the Company, (iii) each executive officer named in the Summary Compensation Table, and (iv) all directors and officers as a group, together with their respective percentages.

                                             AMOUNT AND NATURE    % OF CLASS
             NAME OF PERSON OR                 OF BENEFICIAL       (IF MORE
        NUMBER OF PERSONS IN GROUP             OWNERSHIP (1)     THAN 1%) (2)
        --------------------------             -------------     ------------
McCown De Leeuw & Co. III, L.P.(3)                5,528,901          25.8
McCown  De  Leeuw & Co.  Offshore  (Europe)       5,528,901          25.8
III, L.P. (3)
McCown De Leeuw & Co. (Asia) III, L.P. (3)        5,528,901          25.8
Gamma Fund LLC (3)                                5,528,901          25.8
Behrman Capital L.P. (4)                          3,670,066          17.1
Behrman Capital "B" L.P. (4)                      3,670,066          17.1
Strategic Entrepreneur Fund, L.P. (4)             3,670,066          17.1
Charles Ayres (3)                                 5,575,744          26.0
Darryl G. Behrman (4)                             3,670,066          17.1
Grant G. Behrman (4)                              3,670,066          17.1
Robert M. Davidson (5)                                9,165             *
David E. De Leeuw (3)(6)                          5,615,076          26.1
Anthony V. Dub (7)                                   19,165             *
Lyndon J. Faulkner (8)                              484,789           2.2
George E. McCown (3)(9)                           5,579,954          26.0
Glenn S. McKenzie (10)                                1,000             *
L. Steven Minkel (11)                               335,651           1.6
Robert J. Headrick (12)                              55,658             *
Howard G. Nash (13)                                 113,259             *
David J. Trudel (14)                                 11,000             *
All directors and executive officers as a        10,509,325          46.9
group (15 persons)(16)
----------------

* Less than one percent of the issued and outstanding shares of Common Stock.

 (1) The amount and percentage of securities beneficially owned by an individual are determined in accordance with the definition of beneficial ownership set forth in the regulations of the Securities and Exchange Commission and, accordingly, may include securities owned by or for, among others, the spouse and/or minor children of the individual and any other relative who has the same home as such individual, as well as other securities as to which the individual has or shares voting or investment power or has the right to acquire within 60 days after June 15, 1998. Beneficial ownership may be disclaimed as to certain of the securities. Unless otherwise indicated, the persons and entities named have sole voting and dispositive power over their shares.

 (2) Individual percentages have been rounded. Shares subject to outstanding stock options or warrants which the individual has the right to acquire within 60 days after June 15, 1998, are deemed to be outstanding for the purpose of computing the percentage of outstanding securities of the class owned by such individual, or any group including such individual, but are not deemed outstanding for the purpose of computing the percentage of the class owned by any other individual.

 (3) Includes 4,478,412 shares owned by McCown De Leeuw & Co. III, L.P., an investment partnership whose general partner is MDC Management Company III, L.P. ("MDC III"), 774,046 shares held by McCown De Leeuw & Co. (Europe) III, L.P., an investment partnership whose general partner is MDC Management Company IIIE, L.P. ("MDC IIIE"), 82,931 shares held by McCown De Leeuw & Co. (Asia) III, L.P., an investment partnership whose general partner is MDC Management Company IIIA, L.P. ("MDC IIIA"), and 193,512 shares owned by Gamma Fund LLC, a California limited liability company ("Gamma"). The voting members of Gamma are George E. McCown, David E. De Leeuw, David E. King, Robert B. Hellman, Jr., Charles Ayres and Steven Zuckerman, who are also the only general partners of MDC III, MDC IIIE and MDC IIIA. Voting and dispositive decisions regarding the Common Stock owned by MDC III, MDC IIIE and MDC IIIA are made by Messrs. McCown and De Leeuw, as Managing General Partners of each of such partnerships, who together have more than the required two-thirds-in-interest vote of the Managing General Partners necessary to effect such decision on behalf of any such entity. Voting and dispositive decisions regarding the Common Stock owned by Gamma are made by a vote or consent of a majority in number of the members of Gamma. No general partner is able to individually direct the voting or disposition of Common Stock beneficially owned by MDC III, MDC IIIE and MDC IIIA. Messrs. McCown, De Leeuw, King, Hellman, Ayres and Zuckerman, disclaim beneficial ownership of any shares of Common Stock owned by MDC III, MDC IIIE, MDC IIIA and Gamma except to the extent of their proportionate partnership interests or membership interests (in the case of Gamma). The address of each of MDC III, MDC IIIE, MDC IIIA and Gamma is c/o McCown De Leeuw & Co., 3000 Sand Hill Road, Building 3, Suite 290, Menlo Park, California 94025.

 (4) Includes 3,306,037 shares owned by Behrman Capital L.P., an investment partnership whose general partner is Behrman Brothers, L.P., and 298,278 shares owned by Behrman Capital "B" L.P., an investment partnership whose general partner is Behrman Brothers, L.P., and 65,751 shares owned by Strategic Entrepreneur Fund, L.P., an investment partnership whose general partners are Darryl G. Behrman and Grant G. Behrman. Darryl Behrman and Grant Behrman are the only general partners of each of Behrman Brothers, L.P. and Strategic Entrepreneur Fund, L.P., and, as such, each may make voting and dispositive decisions regarding the Common Stock. Messrs. Darryl Behrman and Grant Behrman have no direct ownership of any shares of Common Stock and disclaim beneficial ownership of any shares of Common Stock except to the extent of their proportionate partnership interests. The address of Behrman Capital is c/o Behrman Capital L.P., 126 East 56th Street, New York, New York 10022.

(5) Includes 9,165 shares subject to stock options.

(6) Includes 4,000 shares held for the benefit of Mr. De Leeuw in the MDC Management Company, Inc. Retirement Savings and Investment Plan of which Mr. De Leeuw is a trustee. Also includes 1,000 shares held in trust for the benefit of Brian De Leeuw, Mr. De Leeuw's son, of which Treva De Leeuw, Mr. De Leeuw's wife, serves as trustee. Mr. De Leeuw disclaims beneficial ownership of the shares held in trust for the benefit of Brian De Leeuw.

(7)   Includes 4,165 shares subject to stock options.

(8)   All shares are subject to stock options.

(9) Includes 4,000 shares held for the benefit of Mr. McCown in the MDC Management Company, Inc. Retirement Savings and Investment Plan of which Mr. McCown is a trustee.

(10)  Mr. McKenzie is a consultant to McCown De Leeuw & Co.

(11) Includes 160,296 shares subject to stock options. Also includes 500 shares owned by each of Lewis C. Minkel and Carter P. Minkel, Mr. Minkel's adult sons, of which Mr. Minkel expressly disclaims beneficial ownership.

(12)  All shares are subject to stock options

(13)  All shares are subject to stock options.

(14)  All shares are subject to stock options.

(15) Includes 933,632 shares issuable upon the exercise of stock options and 9,198,967 shares beneficially owned by the MDC Entities and Behrman Capital.

On June 16, 1998, the Company entered into an Agreement and Plan of Merger with Carlton Communications Plc ("Carlton"), pursuant to which a subsidiary of Carlton would acquire all of the Company's outstanding common stock through a tender offer at $11.50 per share, or a total consideration of approximately $264 million. Consummation of the merger transaction is subject to normal regulatory filings and approval of the Company's stockholders. Certain stockholders, including management of the Company, control an aggregate of 44% of the Company's common stock, and have agreed to tender their shares with requested. Following the close of the transaction, the Company will operate as a division of Carlton's Technicolor Packaged Media Group.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Relationships and Related Transactions

1995 Recapitalization. On March 31, 1995, certain affiliates of the MDC Entities and Behrman Capital replaced affiliates of DLJ Merchant Banking, Inc. ("DLJMB Investors") as the Company's majority stockholders through a series of transactions (the "Recapitalization"). The MDC Entities and Behrman Capital acquired 10,698,970 shares of the Company's Common Stock for an aggregate purchase price of $27 million and another investor acquired 118,876 shares of Common Stock for $300,000. The Company refinanced its then-outstanding debt and borrowed an additional $41.1 million. The Company also received $1.7 million from Chase Manhattan Investment Holdings, Inc. ("Chase Manhattan") for the issuance of warrants to purchase 693,453 shares of its Common Stock for $0.01 per share. The warrants became exercisable upon the occurrence of the Company's initial public offering and Chase Manhattan exercised its right to purchase 175,000 shares of Common Stock. Chase Manhattan exercised their remaining
518,453 warrants, which converted into 518,002 shares of Common Stock in a cashless transaction, on September 2, 1997.

The proceeds from the issuance of Common Stock, warrants and additional debt were used by the Company to acquire 22,333,768 shares of its Common Stock held by the DLJMB Investors and 2,834,436 shares of Common Stock from certain members of management and other stockholders (including 2,174,015 shares received by management upon exercise of stock options which became fully vested in the Recapitalization) for an aggregate cost of $65.3 million, including related fees and expenses.

Initial Public Offering. On October 16, 1995, the Company declared a 3.76049 for one stock split which was distributed to stockholders on October 18, 1995. Thereafter, on October 30, 1995, the Company completed an initial public offering of securities with the sale of 6,350,000 shares of Common Stock at a price per share (net of underwriting discounts and commissions) of $6.55. Of the 6,350,000 shares of Common Stock offered for sale, 5,080,000 shares were purchased and offered for sale to the public by underwriters in the United States (the "U.S. Offering"), with the remaining 1,270,000 shares being purchased and offered for sale to the public by foreign underwriters (the "International Offering", together with the U.S. Offering, the "Offerings"). Contemporaneously with the Offerings, Behrman Capital, a principal stockholder of the Company, purchased 500,000 shares of Common Stock of the Company at $6.55 per share in a private placement transaction.

Stockholders Agreement. On March 31, 1995, the Company and holders of Common Stock (collectively, the "Holders") entered into a Stockholders Agreement (the "Stockholders Agreement"). The Stockholders Agreement contains, among other things, restrictions on the transfer of shares of Common Stock and certain registration rights with respect thereto and matters related to the Board of Directors of the Company. Upon completion of the Offerings, all of the provisions of the Stockholders Agreement terminated except for provisions relating to certain registration rights. These provisions state that after March 31, 2000, Behrman Capital and the DLJMB Investors, and after March 31, 2002, Chase Manhattan, shall each have a one time right to demand that the Company register for sale under the Securities Act of 1933 (the "Securities Act") all or a portion of the shares of Common Stock of such Holder as then owned by it. Any such registration is subject to certain time and size limitations. In addition, the Holders are also entitled to require the Company to use its best efforts to include shares owned by them in a registered offering of equity securities of the Company, subject to marketing restrictions determined by the managing underwriter.

Registration Rights Agreement. Upon consummation of the Offerings, the Company and the MDC Entities entered into a registration rights agreement pursuant to which the Company will grant certain registration rights to the MDC Entities and certain of their transferees and assignees with respect to shares of Common Stock owned or acquired by the MDC Entities following the Offerings (the "Registration Rights Agreement"). Pursuant to the Registration Rights Agreement, the MDC Entities will have the right to require the Company to file up to five registration statements under the Securities Act, which may be increased by an additional three registrations if effected on Form S-3, covering the MDC Entities' shares and the shares of Common Stock of certain transferees and assignees of the MDC Entities. The Company has agreed to pay all costs and expenses relating to the exercise of the MDC Entities' registration rights, except for underwriting commissions relating to shares sold by the MDC Entities. The Company will indemnify the MDC Entities for certain liabilities, including liabilities under the Securities Act, in connection with any such registration. Under the Registration Rights Agreement, the MDC Entities will have the right to transfer their respective rights to a transferee or assignee of their shares of the Common Stock in a transfer other than pursuant to a public offering.

By letter agreement dated October 31, 1995, the MDC Entities and Behrman Capital agreed that upon request of Behrman Brothers, L.P., the general partner of Behrman Capital L.P., the MDC Entities will agree to exercise one of the demand registration rights conferred on the MDC Entities pursuant to the Registration Rights Agreement. This agreement will enable Behrman Capital to exercise incidental registration rights with respect to their shares of Common Stock which were granted pursuant to the Stockholders Agreement.

Pursuant to Rule 144 promulgated under the Securities Act, the MDC Entities and Behrman Capital may, without registration under the Securities Act, sell, within any three-month period, a number of shares less than or equal to the greater of 1% of the then outstanding shares of Common Stock or the average weekly reported trading volume of the Common Stock during the four calendar weeks preceding such sale, subject, in some cases, to the two year holding period described in Rule
144. Shares owned by the MDC Entities and Behrman Capital will be eligible for sale to "qualified institutional buyers" pursuant to Rule 144A under the Securities Act without regard to the volume limitations contained in Rule 144.

Transactions with the Investors. In connection with the Recapitalization, the Company paid MDC Management Company III, L.P., an affiliate of the MDC Entities, and Behrman Brothers Management Corporation, an affiliate of Behrman Capital, transaction fees of $2,425,000 and $1,575,000, respectively, plus reimbursement for out-of-pocket expenses incurred in connection with services rendered in connection with the Recapitalization.

Transactions with Management Stockholders. In connection with the Recapitalization, the Company (i) purchased 296,549 shares of Common Stock received pursuant to the exercise of stock options from Messrs. Faulkner, Minkel, Headrick, Nash and Lynch on March 31, 1995 for $2,814,250 and (ii) purchased 117,628 additional shares of Common Stock from Mr. Minkel for
$296,847.  The  shares  were  reacquired  at their  then fair value of $2.52 per share, the price paid by the MDC Entities, Behrman Capital and other stockholders in the Recapitalization.

Transactions with Other Parties. The Company's United Kingdom subsidiary employs the services of Whitehead Electrical Company, Ltd., an electrical contracting company of which Lyndon Faulkner's brother is the Managing Director. The services are supplied on competitive terms. The Company paid Whitehead Electrical Company, Ltd. $141,904 during the fiscal year ended March 31, 1998.

In April 1994, the Company entered into the Donnelley CD-ROM Agreement with R.R. Donnelley & Sons Company ("Donnelley"), whereby the Company established a multiline compact disc manufacturing facility in Provo, Utah, requiring capital expenditures of approximately $13 million by the Company. In April 1995, as permitted by the Donnelley CD-ROM Agreement, Donnelley assigned substantially all of its rights in, and obligations under, the Donnelley CD-ROM Agreement to Stream (as assigned, the "Stream CD-ROM Agreement"). Effective April 1, 1997, the Company entered into a new agreement with Stream which terminated the Stream CD-ROM Agreement and set forth Stream's commitment to purchase 27.5 million discs during fiscal 1998 and 20.6 million discs for the first nine months of fiscal 1999. The agreement was scheduled to terminate on December 31, 1998. In December 1997, Stream assigned substantially all of its rights and obligations under the Stream Agreement to Modus Media International, Inc. ("MMI"). Effective March 31, 1998, the Company and MMI determined that, in furtherance of their mutual best interests, they would terminate the Agreement.

The Company provides CD manufacturing services to Cedant Software, formerly known as CUC International, Inc., a software company. Robert M. Davidson, a director of the Company, served as Vice Chairman of the Board of CUC International, Inc. until his resignation on May 27, 1997. These services supplied to CUC International, Inc. are on competitive terms. Sales to Cedant Software were $4.5 million for fiscal 1998.

                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

a. The following documents are filed as part of this Form 10-K:

      1. Financial Statements The following consolidated financial statements, and the related notes thereto, of the Company and the Report of the Independent Accountants are included in this report on Form 10-K. See index to Consolidated Financial Statements on page F-1 hereof.

            i.    Report of Coopers & Lybrand L.L.P., Independent Accountants.

            ii.   Consolidated Balance Sheets as of March 31, 1998 and 1997.

            iii. Consolidated Statements of Income for the three years ended March 31, 1998, 1997 and 1996.

            iv. Consolidated Statement of Stockholder's Equity for the three years ended March 31, 1998, 1997 and 1996.

            v. Consolidated Statements of Cash Flows for the three years ended March 31, 1998, 1997 and 1996.

            vi.   Notes to Consolidated Financial Statements.

      2.    Schedules

            i.     Report of Coopers & Lybrand L.L.P., Independent Accountants.

            ii.    Schedule I     Condensed Financial Information of Registrant

            iii.   Schedule II    Valuation and Qualifying Accounts

            iv. All other schedules are omitted because they are not applicable or required, or because the required information is included in the Consolidated Financial Statements or notes.

      3. Exhibits. The exhibits listed on the accompanying index to exhibits immediately following this Item 14 are filed as a part of, or incorporated by reference into, this Form 10-K.

b. Reports on Form 8-K. No reports on Form 8-K were filed during the last quarter of the Company's fiscal year ended March 31, 1998.

c. Exhibits. See Item 14(a)(3) above.

d. Financial Statement Schedules. See Item 14(a)(2) above.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               NIMBUS CD INTERNATIONAL, INC.



Dated: June 25, 1998
                               L. Steven Minkel
                               Executive  Vice   President,   Chief   Financial
                               Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on June 25, 1998.


                               /s/ Lyndon J. Faulkner
                               Chairman of the Board of Directors, President, and Chief Executive Officer (Principal Executive Officer)

                               /s/ L. Steven Minkel
                               Executive Vice President and Chief Financial
                               Officer (Principal Financial Officer) and a
                               Director

                               /s/ Gary E. Krutul
                               Controller (Principal Accounting Officer)

                               Charles Ayres, Director*

                               Darryl G. Behrman, Director*

                               Grant G. Behrman, Director*

                               Robert M. Davidson, Director*

                               David E. De Leeuw, Director*

                               Anthony V. Dub, Director*

                               George E. McCown, Director*

                               Glenn S. McKenzie, Director*

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

  4.3 Amendment to Amended and Restated Credit Agreement among Nimbus CD International, Inc., Nimbus Manufacturing Inc., Nimbus Manufacturing
        (UK) Limited, The Chase Manhattan Bank, as agent, and the Lenders party thereto (incorporated by reference to Exhibit 4.3 to Registrant's 1997 Annual Report on Form 10-K).

  4.4 Second Amendment to the Amended and Restated Credit Agreement among Nimbus CD International, Inc., Nimbus Manufacturing Inc., Nimbus Manufacturing (UK) Limited, NationsBank, N.A., as agent, and the Lenders party thereto (incorporated by reference to Exhibit 4.4 to Registrant's 1997 Annual Report on Form 10-K).

  4.5 Third Amendment to the Amended and Restated Credit Agreement among Nimbus CD International, Inc., Nimbus Manufacturing Inc., Nimbus Manufacturing (UK) Limited, NationsBank, N.A., as agent, and the Lenders party thereto (incorporated by reference to Exhibit 4.5 to Registrant's 1997 Annual Report on Form 10-K).

  4.6 Fourth Amendment to the Amended and Restated Credit Agreement among Nimbus CD International, Inc., Nimbus Manufacturing Inc., Nimbus Manufacturing (UK) Limited, NationsBank, N.A., as agent, and the Lenders party thereto (incorporated by reference to Exhibit 4.6 to Registrant's 1997 Annual Report on Form 10-K).

  4.7 Fifth Amendment to the Amended and Restated Credit Agreement among Nimbus CD International, Inc., Nimbus Manufacturing Inc., Nimbus Manufacturing (UK) Limited, NationsBank, N.A., as agent, and the Lenders party thereto (incorporated by reference to Exhibit 4.7 to Registrant's 1997 Annual Report on Form 10-K).

  4.8 Sixth Amendment to the Amended and Restated Credit Agreement among Nimbus CD International, Inc., Nimbus Manufacturing Inc., Nimbus Manufacturing (UK) Limited, NationsBank, N.A., as agent, and the Lenders party thereto.

  4.9   Credit Facility  Agreement among EuroNimbus S.A.,  Nimbus  Manufacturing
        (UK) Limited, Saarbrucker Zeitung Verlag und Druckerei GmbH and Banque Internationale a Luxembourg S.A.

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

 10.7   Form of Indemnification  Agreement (incorporated by reference to Exhibit
        10.7 to Registrant's 1995 S-1).

 10.8 Agreement by and between Nimbus CD International, Inc. and Stream International Holdings, Inc. dated as of March 28, 1997 (incorporated by reference to Exhibit 10.8 to Registrant's 1997 Annual Report on Form 10-K).

 10.9   Amended and Restated 1995 Nimbus CD International, Inc. Stock Option and
        Stock  Award  Plan   (incorporated  by  reference  to  Exhibit  10.9  to
        Registrant's 1996 Annual Report on Form 10-K)

 10.10  Form of  Registration  Rights  Agreement  (incorporated  by reference to
        Exhibit 10.10 to Registrant's 1995 S-1).

 10.11  Nimbus CD  International,  Inc. 1995 Stock Option Plan for  Non-employee
        Directors (incorporated by reference to Exhibit 10.12 to Registrant's 1995 S-1).

 10.12 CD Disc License Agreement by and between U.S. Philips Corporation and Nimbus Records Inc. dated as of December 1, 1986 (incorporated by reference to Exhibit 10.13 to Registrant's 1995 S-1).

 10.13  CD Disc License  Agreement by and between Philips  Electronics  N.V. and
        Nimbus   Manufacturing   (UK)  Ltd.,   dated  as  of  August  31,   1994
        (incorporated by reference to Exhibit 10.14 to Registrant's 1995 S-1).

 10.14 Patent License Agreement by and between Nimbus Manufacturing Inc. and Thomson S.A., dated as of October 1, 1994 (incorporated by reference to Exhibit 10.15 to Registrant's 1995 S-1).

 10.15 Shareholders' Agreement dated as of January 29, 1997 by and among EuroNimbus S.A., Nimbus Manufacturing (UK) Limited and Saarbrucker Zeitung Verlag und Druckerei GmbH (incorporated by reference to Exhibit
        10.17 to Registrant's 1997 Annual Report on Form 10-K).

 11.1   Computation of Net Income Per Share of Common Stock.

 21.1   Subsidiaries of the Registrant.

 23.1   Consent of Independent Accountants.

 24.1 Powers of attorney from officers and directors of the Company signed by an attorney-in-fact.

        Financial Data Schedule for the Periods Ended:

 27.1   March 31, 1998

 27.2   December 31, 1997

 27.3   September 30, 1997

 27.4   March 31, 1997

 27.5   December 31, 1996

 27.6   September 30, 1996

 27.7   June 30, 1996

                                                                    EXHIBIT 11.1

                          NIMBUS CD INTERNATIONAL, INC.
                 COMPUTATION OF NET INCOME PER SHARE OF COMMON STOCK
                              For the Years Ended
                         March 31, 1998, 1997 and 1996
                      (In thousands, except per share data)

                                               1998      1997       1996
                                             --------  ---------  ---------
Net income used in calculating basic and diluted earnings per common share:

Net income - 1996 is pro forma for the       $13,812     $9,175    $12,040
Offering (A)                                 ========  =========  =========

  Basic earnings per common share:

   Weighted average common shares             21,173     20,862     20,744
     outstanding
                                             ========  =========  =========

   Basic earnings per common share             $0.65      $0.44      $0.58
                                             ========  =========  =========

  Diluted earnings per common share:
   Weighted average common shares             21,173     20,862     20,744
     outstanding
   Net additional common shares issueable
     upon exercise of dilutive warrants and
     stock options, determined by the
     treasury stock method using the           1,791      2,145      2,055
     average market price for options and
     warrants outstanding during the periods
                                             --------  ---------  ---------

   Weighted average number of shares used
     in calculating diluted earnings per      22,964     23,007     22,799
     common share                            ========  =========  =========

   Diluted earnings per common share           $0.60      $0.40      $0.53
                                             ========  =========  =========

(A) See Note 18 of Notes to Consolidated Financial Statements.

                                                                    EXHIBIT 21.1

                        SUBSIDIARIES OF THE REGISTRANT

                 Name of Corporation           State/Country of
                                                Incorporation

            Nimbus International Sales Corp.       Barbados
            Nimbus Manufacturing Inc.              Virginia
            Nimbus Manufacturing (UK) Limited    United Kingdom
            Nimbus Information Systems, Inc.       Virginia
            Nimbus Software Services, Inc.         Delaware
            CD Manufacturing (UK) Limited       United Kingdom
            3dcd, L.L.C.                           Delaware
            3dcd Limited                        United Kingdom
            EuroNimbus S.A.                       Luxembourg
            EuroNimbus GmbH                        Germany
            EuroNimbus s.a.r.l.                     France

                                                                    EXHIBIT 23.1

                       CONSENT OF INDEPENDENT ACCOUNTANTS


      We consent to the incorporation by reference in the registration statement of Nimbus CD International, Inc. on Form S-8 (File No. 333-37623) of our reports dated May 22, 1998, on our audits of the consolidated financial statements and financial statement schedules of Nimbus CD International, Inc. as of March 31, 1998 and 1997, and for the years ended March 31, 1998, 1997 and 1996, which reports are included in this Annual Report on Form 10-K.

COOPERS & LYBRAND L.L.P.

Richmond, Virginia
June 25, 1998

                                                                    EXHIBIT 24.1

         POWERS OF ATTORNEY FROM OFFICERS AND DIRECTORS OF THE COMPANY
                        SIGNING BY AN ATTORNEY-IN-FACT

                               POWER OF ATTORNEY

      I, CHARLES AYRES, a duly elected Director of NIMBUS CD INTERNATIONAL, INC., a Delaware corporation (the "Company"), do hereby constitute and appoint
L. Steven Minkel and Gary E. Krutul, each with full power of substitution, for me and in my name, place and stead, in any and all capacities (including without limitation, as Director of the Company), to sign the Company's Annual Report on Form 10-K for the year ended March 31, 1988, which is to be filed with the Securities and Exchange Commission, with all exhibits thereto, and any and all documents in connection therewith, hereby granting unto said attorney-in-fact and agent full power and authority to do and perform any and all acts and things requisite and necessary to be done, and hereby ratifying and confirming all that said attorney-in-fact and agent may do or cause to be done by virtue hereof.

      IN WITNESS WHEREOF, the undersigned has executed this instrument as of June 19, 1998.

                                          \s\ Charles Ayres
                                  CHARLES AYRES



                               POWER OF ATTORNEY

      I, DARRYL G. BEHRMAN, a duly elected Director of NIMBUS CD INTERNATIONAL, INC., a Delaware corporation (the "Company"), do hereby constitute and appoint
L. Steven Minkel and Gary E. Krutul, each with full power of substitution, for me and in my name, place and stead, in any and all capacities (including without limitation, as Director of the Company), to sign the Company's Annual Report on Form 10-K for the year ended March 31, 1998 which is to be filed with the Securities and Exchange Commission, with all exhibits thereto, and any and all documents in connection therewith, hereby granting unto said attorney-in-fact and agent full power and authority to do and perform any and all acts and things requisite and necessary to be done, and hereby ratifying and confirming all that said attorney-in-fact and agent may do or cause to be done by virtue hereof.

      IN WITNESS WHEREOF, the undersigned has executed this instrument as of April 27, 1998.

                                          \s\ Darryl G. Behrman
                                          DARRYL G. BEHRMAN



                               POWER OF ATTORNEY

      I, GRANT G. BEHRMAN, a duly elected Director of NIMBUS CD INTERNATIONAL, INC., a Delaware corporation (the "Company"), do hereby constitute and appoint
L. Steven Minkel and Gary E. Krutul, each with full power of substitution, for me and in my name, place and stead, in any and all capacities (including without limitation, as Director of the Company), to sign the Company's Annual Report on Form 10-K for the year ended March 31, 1998, which is to be filed with the Securities and Exchange Commission, with all exhibits thereto, and any and all documents in connection therewith, hereby granting unto said attorney-in-fact and agent full power and authority to do and perform any and all acts and things requisite and necessary to be done, and hereby ratifying and confirming all that said attorney-in-fact and agent may do or cause to be done by virtue hereof.

      IN WITNESS WHEREOF, the undersigned has executed this instrument as of April 27, 1998.

                                          \s\ Grant G. Behrman
                                          GRANT G. BEHRMAN


                               POWER OF ATTORNEY

      I, ROBERT M. DAVIDSON, a duly elected Director of NIMBUS CD INTERNATIONAL, INC., a Delaware corporation (the "Company"), do hereby constitute and appoint
L. Steven Minkel and Gary E. Krutul, each with full power of substitution, for me and in my name, place and stead, in any and all capacities (including without limitation, as Director of the Company), to sign the Company's Annual Report on Form 10-K for the year ended March 31, 1998, which is to be filed with the Securities and Exchange Commission, with all exhibits thereto, and any and all documents in connection therewith, hereby granting unto said attorney-in-fact and agent full power and authority to do and perform any and all acts and things requisite and necessary to be done, and hereby ratifying and confirming all that said attorney-in-fact and agent may do or cause to be done by virtue hereof.

      IN WITNESS WHEREOF, the undersigned has executed this instrument as of April 22, 1998.

                                          \s\ Robert M. Davidson
                                          ROBERT M. DAVIDSON



                               POWER OF ATTORNEY

      I, DAVID E. DE LEEUW, a duly elected Director of NIMBUS CD INTERNATIONAL, INC., a Delaware corporation (the "Company"), do hereby constitute and appoint
L. Steven Minkel and Gary E. Krutul, each with full power of substitution, for me and in my name, place and stead, in any and all capacities (including without limitation, as Director of the Company), to sign the Company's Annual Report on Form 10-K for the year ended March 31, 1998, which is to be filed with the Securities and Exchange Commission, with all exhibits thereto, and any and all documents in connection therewith, hereby granting unto said attorney-in-fact and agent full power and authority to do and perform any and all acts and things requisite and necessary to be done, and hereby ratifying and confirming all that said attorney-in-fact and agent may do or cause to be done by virtue hereof.

      IN WITNESS WHEREOF, the undersigned has executed this instrument as of May 26, 1998.

                                          \s\ David E. De Leeuw
                                          DAVID E. DE LEEUW


                               POWER OF ATTORNEY

      I, ANTHONY V. DUB, a duly elected Director of NIMBUS CD INTERNATIONAL, INC., a Delaware corporation (the "Company"), do hereby constitute and appoint
L. Steven Minkel and Gary E. Krutul, each with full power of substitution, for me and in my name, place and stead, in any and all capacities (including without limitation, as Director of the Company), to sign the Company's Annual Report on Form 10-K for the year ended March 31, 1998, which is to be filed with the Securities and Exchange Commission, with all exhibits thereto, and any and all documents in connection therewith, hereby granting unto said attorney-in-fact and agent full power and authority to do and perform any and all acts and things requisite and necessary to be done, and hereby ratifying and confirming all that said attorney-in-fact and agent may do or cause to be done by virtue hereof.

      IN WITNESS WHEREOF, the undersigned has executed this instrument as of June 19, 1998.

                                          \s\ Anthony V. Dub
                                          ANTHONY V. DUB



                               POWER OF ATTORNEY

      I, GEORGE E. McCOWN, a duly elected Director of NIMBUS CD INTERNATIONAL, INC., a Delaware corporation (the "Company"), do hereby constitute and appoint
L. Steven Minkel and Gary E. Krutul, each with full power of substitution, for me and in my name, place and stead, in any and all capacities (including without limitation, as Director of the Company), to sign the Company's Annual Report on Form 10-K for the year ended March 31, 1998, which is to be filed with the Securities and Exchange Commission, with all exhibits thereto, and any and all documents in connection therewith, hereby granting unto said attorney-in-fact and agent full power and authority to do and perform any and all acts and things requisite and necessary to be done, and hereby ratifying and confirming all that said attorney-in-fact and agent may do or cause to be done by virtue hereof.

      IN WITNESS WHEREOF, the undersigned has executed this instrument as of April 24, 1998.

                                          \s\ George E. McCown
                                          GEORGE E. MCCOWN


                               POWER OF ATTORNEY

      I, GLENN McKENZIE, a duly elected Director of NIMBUS CD INTERNATIONAL, INC., a Delaware corporation (the "Company"), do hereby constitute and appoint
L. Steven Minkel and Gary E. Krutul, each with full power of substitution, for me and in my name, place and stead, in any and all capacities (including without limitation, as Director of the Company), to sign the Company's Annual Report on Form 10-K for the year ended March 31, 1998, which is to be filed with the Securities and Exchange Commission, with all exhibits thereto, and any and all documents in connection therewith, hereby granting unto said attorney-in-fact and agent full power and authority to do and perform any and all acts and things requisite and necessary to be done, and hereby ratifying and confirming all that said attorney-in-fact and agent may do or cause to be done by virtue hereof.

      IN WITNESS WHEREOF, the undersigned has executed this instrument as of April 24, 1998.

                                          \s\ Glenn McKenzie
                                          GLENN MCKENZIE

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULES

Financial Statements:                                       Page

Report of Independent Accountants...........................F-2
Financial Statements:
 Consolidated Balance Sheets as of March 31, 1998 and 1997..F-3 Consolidated Statements of Income for the three years ended March 31, 1998, 1997 and 1996....................F-4
 Consolidated Statement of Stockholders'  Equity for the
     three years ended March 31, 1998, 1997 and 1996........F-5
 Consolidated Statements of Cash Flows for the three years
     ended March 31, 1998, 1997 and 1996....................F-6
 Notes to Consolidated Financial Statements.................F-7

Financial Statement Schedules:

Report of Independent Accountants...........................F-20

Schedule I - Condensed Financial Information of Registrant..F-21

Schedule II - Valuation and Qualifying Accounts.............F-23

                        REPORT OF INDEPENDENT ACCOUNTANTS

The Stockholders and Directors
Nimbus CD International, Inc.:

We have audited the accompanying consolidated balance sheets of Nimbus CD International, Inc. and its subsidiaries (the "Company") as of March 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nimbus CD International, Inc. and its subsidiaries as of March 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 1998 in conformity with generally accepted accounting principles.


Richmond, Virginia
May 22, 1998
COOPERS & LYBRAND L.L.P.
                                        F2

                   NIMBUS CD INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             March 31, 1998 and 1997
                        (In thousands, except share data)

                        ASSETS                             1998      1997
Current assets:
  Cash and cash equivalents                            $          $
                                                          8,239     7,790
  Accounts and notes receivable-trade, less
   allowances for doubtful accounts of $2,251 and        30,046    26,393
   $1,812
  Inventories                                             2,500     2,217
  Prepaid expenses                                        1,624     1,329
  Deferred income taxes                                   3,396     3,415
                                                       ---------  --------
   Total current assets                                  45,805    41,144
                                                       ---------  --------
Property, plant and equipment, net                       79,907    63,431
Other assets and intangibles, net                         5,591     3,697
                                                       =========  ========
                                                       $131,303   $108,272
                                                       =========  ========

LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
  Current portion of long-term debt                       6,605     5,159
  Accounts payable                                        9,259     5,617
  Accrued expenses and other liabilities                 14,439    13,533
  Income taxes payable                                    7,014     6,665
                                                       ---------  --------
   Total current liabilities                             37,317    30,974
                                                       ---------  --------

Long-term debt                                           19,288    20,840
Deferred income taxes                                     4,883     3,561
Minority interest and other liabilities                   3,521       475

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $0.01 par value, 2,000,000 shares
   authorized, no shares issued or outstanding
  Common stock, $0.01 par value, 60,000,000 shares
   authorized, 39,012,786 shares issued; 21,388,581         390       390
   and 20,870,579 shares outstanding
  Paid-in capital                                        65,430    66,775
  Retained earnings                                      45,781    31,969
  Cumulative foreign currency translation adjustments       438       378
                                                       ---------  --------
                                                        112,039    99,512
  Treasury stock, at cost, 17,624,205 and 18,142,207    (45,745)  (47,090)
  shares                                               ---------  --------
   Total stockholders' equity                            66,294    52,422
                                                       =========  ========
                                                       $131,303   $108,272
                                                       =========  ========

The accompanying notes are an integral part of the consolidated financial statements.
                                   F-3

                   NIMBUS CD INTERNATIONAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  For the  Years  Ended  March  31,  1998,  1997  and  1996  (In
                      thousands, except per share data)

                                          1998        1997       1996
Net sales                               $132,340    $129,470   $118,245
Cost of goods sold                        94,037      91,961     83,809
                                        ---------  ----------  ---------
  Gross profit                            38,303      37,509     34,436

Selling, general and administrative       17,634      15,463     12,989
expenses
Restructuring charge                        (664)      6,014          -
                                        ---------  ----------  ---------
  Operating income                        21,333      16,032     21,447

Other income (expense):
  Interest expense                        (2,672)     (2,666)    (5,305)
  Equity in earnings of affiliate          1,297
  Minority interest                          688
  Other, net                                 455         395       (41)
                                        ---------  ----------  ---------
   Income before income taxes and
     extraordinary item                   21,101      13,761     16,101

Provision for income taxes                 7,289       4,586      5,642
                                        ---------  ----------  ---------
  Income before extraordinary item        13,812       9,175     10,459
Extraordinary item - extinguishment of
  debt (net of income tax benefit of           -           -    (2,952)
  $1,213)
                                        ---------  ----------  ---------
  Net income                             $13,812      $9,175     $7,507
                                        =========  ==========  =========

Earnings per share - 1996 is pro forma for the Offering (Note 18):

Net income - 1996 is pro forma for the   $13,812      $9,175    $12,040
  Offering                              =========  ==========  =========

  Basic                                    $0.65       $0.44      $0.58
                                        =========  ==========  =========
  Diluted                                  $0.60       $0.40      $0.53
                                        =========  ==========  =========

Weighted average shares outstanding:

  Basic                                   21,173      20,862     20,744
                                        =========  ==========  =========
  Diluted                                 22,964      23,007     22,799
                                        =========  ==========  =========

The accompanying notes are an integral part of the consolidated financial statements.
                                   F-4

                   NIMBUS CD INTERNATIONAL, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  For the Years Ended March 31, 1998, 1997 and 1996
                             (Dollars in thousands)

                                                      Cumulative
                    Number of Shares                  Foreign
                   -------------------                Currency
                   Common    Treasury Common  Paid-in Transltn Retained Treasury
                     Stock    Stock    Stock  Capital AdjustmntEarnings Stock
Balances, April   38,973,17 (25,168,21) $390 $41,275  $   220  $15,287 $(65,292)
  1, 1995
Stock issued in
  connection with
  initial public
  offering and               6,850,000        25,911                     17,745
  private
  placement
Exercise of                    175,000         (452)                        454
  warrants
Net income                                                       7,507
Foreign currency
  translation                                              21
  adjustments
                   -----------------------------------------------------------
Balances,March     38,973,17(18,143,211)  390 66,734      241   22,794  (47,093)
  31, 1996
Exercise of stock
  options             39,613      1,004           41                          3
Net income                                                       9,175
Foreign currency
  translation
  adjustments                                             137
                   -----------------------------------------------------------
Balances,March     39,012,78(18,142,207)  390  66,775     378   31,969  (47,090)
  31, 1997
Exercise of                     518,002        (1,345)                    1,345
  warrants
Net income                                                      13,812
Foreign currency
  translation                                              60
  adjustments
                   -----------------------------------------------------------
Balances,March 31, 39,012,78(17,624,205) $390 $65,430    $438  $45,781 $(45,745)
  31, 1998         ========= ========== ===== =======  ======  ======= ========

The accompanying notes are an integral part of the consolidated financial statements.

                   NIMBUS CD INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  For the Years Ended March 31, 1998, 1997 and 1996
                             (Dollars in thousands)

                                                1998        1997      1996
Cash flows from operating activities:
  Net income                                 $13,812      $9,175    $7,507
  Adjustments to reconcile net income to
   net cash provided by operating
   activities:
   Restructuring charge                        (664)       6,014
   Depreciation and amortization              11,130       9,595     7,938
   Minority interest                           (688)
   Deferred income taxes                       1,331     (2,500)     2,922
   Equity in undistributed income of         (1,297)
   affiliates
   Net (gain) loss on sale of equipment         (52)        (98)       361
   and other assets
   Gains on settlement of royalty                                  (1,744)
   obligation
   Extraordinary item                                                2,047
   Other, net                                  (196)        (24)      (56)
   Change in operating assets and
     liabilities, net of  acquisition:
     Accounts and notes receivable           (3,483)         355   (5,694)
     Inventories                               (257)          37        31
     Prepaid expenses                          (290)       (502)       891
     Accounts payable                          3,460       (983)   (1,872)
     Accrued expenses                          2,463       3,670   (1,132)
     Income taxes payable                        272       2,922       666
                                           ----------  ----------  --------
      Net cash provided by operating          25,541      27,661    11,865
      activities                           ----------  ----------  --------

Cash flows from investing activities:
  Purchases of property, plant and          (27,981)    (20,507)   (10,087)
  equipment
  Proceeds from governmental grants            2,215
  Proceeds from sale of equipment and            450         358        64
  other assets
  Expenditures for computer software         (1,051)     (1,512)     (929)
  Other investing activities                    (65)       (435)     (548)
  Acquisition of business, net of cash                     (253)   (4,850)
  acquired
                                           ----------  ----------  --------
   Net cash used in investing activities    (26,432)    (22,349)   (16,350)
                                           ----------  ----------  --------

Cash flows from financing activities:
  Proceeds of debt                             2,632                 2,357
  Repayment of debt                          (6,496)     (1,510)   (37,000)
  Revolving credit borrowings, net             3,323               (1,991)
  Capital contribution by minority             1,561         315
  interest
  Payment of financing fees                                (159)   (1,140)
  Proceeds from exercise of stock options                     44
  Issuance of common stock                                          44,886
  Payment of costs related to initial                              (1,230)
  public offering
                                           ----------  ----------  --------
   Net cash provided (required) by             1,020     (1,310)     5,882
   financing activities
                                           ----------  ----------  --------
  Effect of exchange rate changes on cash        320         195     (122)
                                           ----------  ----------  --------
   Net increase in cash                          449       4,197     1,275

Cash and cash equivalents, beginning of        7,790       3,593     2,318
year
                                           ==========  ==========  ========
   Cash and cash equivalents, end of year     $8,239      $7,790    $3,593
                                           ==========  ==========  ========

The accompanying notes are an integral part of the consolidated financial statements.
                                        F-6

                   NIMBUS CD INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in thousands, except per share data)


1.  Organization and Principles of Consolidation:

   Nimbus CD International, Inc. (the "Company") is a manufacturer of compact discs ("CDs") which are used primarily for the playback of pre-recorded music ("CD-Audio") and the distribution of digitally recorded information, including data, text, video, audio and other interactive applications ("CD-ROM"). In addition, the Company manufactures digital versatile discs ("DVD") for the home video and computer software markets.

   The consolidated financial statements present the operating results and financial position of the Company and its subsidiaries including a 70% owned subsidiary, EuroNimbus S.A. Investments in joint ventures in which the Company owns a 50% ownership interest are accounted for by the equity method. All significant intercompany balances and transactions have been eliminated.

2. Summary of Significant Accounting Policies:

   a) Accounting estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

   b) Currency translation: The assets and liabilities of all non-U.S. subsidiaries that operate in a local currency environment are translated from their respective functional currencies to U.S. dollars at the fiscal year-end exchange rates. Revenue and expense accounts are translated at average monthly rates for the periods presented. Translation adjustments are accumulated in a separate component of stockholders' equity. The gains and losses from foreign currency transactions, not material in amount, are reflected in operations.

   c) Cash and cash equivalents: Cash and cash equivalents include all cash balances and highly liquid investments with an original maturity of three months or less.

   d) Financial instruments: The Company enters into foreign exchange contracts for the purpose of currency exchange rate risk management. Gains and losses on these contracts are recognized in the same period in which the gains or losses from the transaction being hedged are recorded.

   e) Inventories: Inventories are valued at the lower of cost or market, with cost for raw materials determined using the first-in, first-out method and cost for work-in-process and finished goods determined using the average cost method.

   f) Property, plant and equipment: Property, plant and equipment is stated at cost. The costs of significant improvements are capitalized. Maintenance and repairs are expensed as incurred. Depreciation is charged to operations over the estimated useful lives of the assets which range from 5 years for equipment to 40 years for buildings, using the straight-line method. When properties are sold or retired, their cost and the related accumulated depreciation are eliminated from the accounts and the gain or loss is reflected in operations.

   g) Income taxes: The Company provides for deferred income taxes based on the liability method of accounting for income taxes. Deferred tax liabilities and assets are determined based on the difference between financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

   h)  Other   Assets  and   Intangibles:   Purchased   software   and   related
   implementation costs are capitalized in other assets and amortized over its estimated useful life.

   i) Impairment of Long-Lived Assets: The Company reviews for the possible impairment of long-lived tangible and intangible assets whenever events indicate that an asset may be impaired. In such events, the Company estimates the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of these undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of the impairment loss is based on the estimated fair value of the asset. The Company believes that there was no impairment of its tangible and intangible noncurrent assets at March 31, 1998.

   j)   Reclassifications:   Certain  amounts  in  the  prior  years'  financial
   statements have been reclassified to conform with the fiscal 1998 presentation. The impact of these changes is not material and did not affect net income.

3. Accounting Standards Changes:

   Beginning in fiscal 1997, the Company adopted the disclosure only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 "Accounting for Stock-Based Compensation". SFAS No. 123 allows companies to continue to recognize compensation expense for stock-based employee compensation arrangements by the intrinsic value method and to provide pro forma disclosure of the impact on net income and earnings per share as if the fair value based compensation cost had been recognized. See Note 12 for such disclosure.

   In December 1997, the Company implemented SFAS No. 128 "Earnings Per Share" resulting in the restatement of earnings per share for all prior periods. SFAS 128 requires that "basic earnings per share" be computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. "Diluted earnings per share" reflects the potential dilution of stock options or other securities that would result in the issuance or exercise of additional shares of common stock. Outstanding stock options and warrants in prior years represent the difference between basic and diluted weighted average shares outstanding.

   Effective with the first quarter of fiscal 1999, the Company will adopt Statement No. 130 "Reporting Comprehensive Income". SFAS 130 establishes standards of reporting and display of comprehensive income and its components in a full set of general-purpose financial statements, either in a statement of operations or in a separate statement. Additionally, SFAS 130 requires the display of the accumulated balance of other comprehensive income as a separate caption in the equity section of the balance sheet as well as the disclosure of material components of accumulated other comprehensive income either on the face of the balance sheet, in a statement of changes in equity or in notes to the financial statements. The Company does not believe that adoption of SFAS 130 will have a material effect on the Company's financial position.

   The Company will also adopt Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information" in fiscal 1999. SFAS 131 establishes standards for the way that public companies report information and about operating segments in both interim and annual financial statements, including related disclosures about products and services, geographic areas, and major customers. The Company does not believe that adoption of SFAS 131 will have a significant effect on the Company's operating segments reported and related disclosures.

   In fiscal 1999, the Company will adopt the American Institute of Certified Public Accountants Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities". This SOP provides guidance on the financial reporting of start-up costs and requires that entities expense costs of start-up activities as they are incurred. The Company was generally in conformance with this standard and does not believe that adoption of SOP 98-5 will have a material effect on the Company's financial position or results of operations.

4. Inventories:

   Inventories at year end consisted of the following:

                                      1998       1997
                                   --------  --------
    Raw materials                    $2,088    $1,518
    Work-in-process                     330       236
    Finished goods                       82       463
                                   --------  --------
                                     $2,500    $2,217
                                   ========  ========

5. Property, Plant and Equipment:

   Property, plant and equipment at year end consisted of the following:

                                      1998       1997
                                  --------  ---------
    Land,buildings and             $25,989    $20,865
    improvements
    Machinery and equipment         84,016     62,925
    Construction in progress         5,112      5,976
                                  --------  ---------
                                   115,117     89,766

    Less accumulated depreciation  (35,210)   (26,335)
                                  --------  ---------

    Net property, plant and        $79,907    $63,431
    equipment                     ========  =========

6. Accrued Expenses and Other Liabilities:

   Accrued expenses and other liabilities at year end consisted of the following:

                                      1998      1997
                                  --------  ---------
    Royalty obligations            $9,319     $6,722
    Taxes payable, other than       1,041      1,306
    income taxes
    Employee compensation and       2,177      1,406
    benefits
    Restructuring charge reserve               2,807
    Other items                     1,902      1,292
                                 ---------- --------
                                  $14,439    $13,533
                                 ========== ========

7. Expansion and Acquisition:

   On January 29, 1997, the Company completed the formation of EuroNimbus S.A. ("EuroNimbus"), a 70% owned joint venture with Saarbrucker Verlag and Druckerei, GmbH, for the purpose of building a disc replication plant in Luxembourg. Construction of the plant was completed and the facility was commissioned in December 1997.

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

                                                       Amount
                                                      --------
    Fair value of assets acquired                      $3,360
    Excess cost over fair value of net tangible         3,136
    assets acquired
    Liabilities assumed                                (1,093)
                                                      --------
                                                       $5,403
    Cash acquired                                        (300)
                                                      --------
    Cash paid for acquisition, net                     $5,103
                                                      ========

8. Restructuring Charge:

   The results of operations for fiscal 1997 included a charge of $6.0 million for costs associated with the closure of NSS, as part of a program to reduce overhead costs and improve operating efficiencies. The restructuring charge included severance and related benefit payments of $453, commitments to third parties of $929, write-off of intangible and other assets of $3,207, the write-down of excess production and other fixed assets of $1,350, and other unusual expenses of $75.

   During fiscal 1998, the Company reversed $664 of its restructuring reserve as a result of the completion of the restructuring plan at less than the originally estimated cost. A summary of the restructuring activity is presented below.

                                                      Amount
                                                     --------
    1997 provision                                    $6,014
    1997 activity:
      Non-cash write-off of intangible assets         (3,207)
                                                     --------
    Balance at March 31, 1997                          2,807
    1998 activity:
      Non-cash write-off of property and equipment    (1,261)
      Reduction in workforce and other cash outflows    (882)
                                                     ========
    Restructuring reserve reversal                      $664
                                                     ========

9. Debt:
   Long-term debt at year end consisted of the following:

                                                       1998         1997
                                                    -----------  ------------
    Variable rate term loan (effective  interest
    rate of 8.8% at March 31, 1998, and 8.4% at
    March 31, 1997), payable in quarterly            $18,049        $24,249
    installments of varying amounts with the
    final maturity in September 2000

    Variable rate term loan (effective interest
    rate of 4.4% at March 31, 1998), payable in
    LUF in equal semi-annual  installments            5,165
    commencing June 1999 with the final maturity
    in December 2001

    Variable rate revolving loans (effective
    interest rate of 7.3% at March 31, 1997)                          1,750

    Fixed rate term loan  (effective  interest
    rate of 5.5% at March 31, 1998), payable in
    LUF in equal quarterly installments commencing      858
    December 2000, with the final maturity in
    September 2008

    Fixed rate term loan (effective interest rate
    of 5.0% at March 31, 1998), payable in LUF in      1,821
    May 2002
                                                    -----------  ------------
    Total                                             25,893         25,999
    Less current maturities                            6,605          5,159
                                                    -----------  ------------
                                                     $19,288        $20,840
                                                    ===========  ============

   The Company's credit agreement with NationsBank, N.A. ("Credit Agreement") provides for ongoing working capital and capital expenditure needs. The Credit Agreement provides for a term loan of $25.0 million and a revolving credit facility, the aggregate principal amount of which shall not exceed $25.0 million outstanding at any time. A portion of the revolving loan commitment may be utilized for letters of credit, a swingline facility and an overdraft facility. The Credit Agreement has a dual currency option which permits the Company to borrow in U.S. dollars or pounds sterling. Loans under the revolving credit facility may be borrowed, repaid and reborrowed, subject to a schedule of mandatory repayments and commitment reductions. The Credit Agreement provides for the prepayment of principal based on the Company's cash flow (as defined) or upon the occurrence of certain specified events.

   The Credit Agreement requires a commitment fee of .375% on the unused portion of the available line of credit amount. Interest is payable in arrears for optionally selected interest periods with interest payable not to exceed a three-month period.

   Substantially all of the Company's tangible and intangible assets, excluding those of EuroNimbus, are pledged as collateral for borrowings under the Credit Agreement. The Credit Agreement subjects the Company to certain restrictions and covenants, including limitations on the incurrence of additional debt, capital expenditures, asset sales and the maintenance of certain financial ratios. The Credit Agreement restricts the payment of dividends on the Company's common stock and, at March 31, 1998, none of the Company's retained earnings were available for the payment of such dividends.

   The Company has entered into interest rate swap agreements to protect against fluctuations in its variable rate term debt through September 30, 1998, as required by the Credit Agreement. The Company purchased interest rate caps for initial notional amounts of $5,000 and approximately $20,000 (denominated in pounds sterling), each declining over the term of the related borrowings. The cost of these agreements was approximately $308 and is being amortized over the terms of the agreements.

   The interest rate caps ensure that the Company will not pay interest at rates higher than 7.0% on $3,700 and not higher than 9.5% on $14,349 of its term debt outstanding at March 31, 1998. These interest rate agreements did not have any material effect on the Company's interest expense for fiscal 1998 or 1997.

   The estimated fair value of the Company's interest rate swap agreements which hedge outstanding borrowings was zero at March 31, 1998 and an asset of $16 at March 31, 1997.

   The Company's EuroNimbus subsidiary has entered into several new credit agreements to provide for ongoing capital expenditure and working capital needs. The BIL Agreement provides for a term loan of LUF 225 million and a short term facility of LUF 50 million. A portion of the term loan can be utilized for the issuance of bank guarantees.

   The short term facility can be utilized in the form of an overdraft facility and is made available for a one year period with an option to renew on a yearly basis.

   Interest on the term loan is payable in arrears at the end of optionally selected interest periods of either three or six months and a fixed rate option is available. Interest on the short term facility is payable in arrears at the end of optionally selected interest periods.

   Substantially all of EuroNimbus' tangible and intangible assets are pledged as collateral for borrowings under the BIL Agreement. The BIL Agreement subjects EuroNimbus to certain restrictions and covenants, including limitations on ownership changes, pari passu ranking and maintenance of one financial ratio.

   EuroNimbus' SNCI Agreement provides for a term loan of LUF 55 million to be used for capital expenditure financing. Interest on the term loan is fixed for a minimum period of five years. Interest is payable quarterly in arrears. The SNCI Agreement commits EuroNimbus to extend to the lender the same guarantees as to its most favored banking creditor.

   EuroNimbus' ECSC Agreement provides for a term loan of LUF 70 million. The term loan cannot be repaid in advance. Interest on the term loan is fixed for the entire term and is payable in arrears on an annual basis. An interest rebate is available upon meeting an agreed upon schedule of job creation. The ECSC Agreement commits EuroNimbus to extend to the lender the same guarantees as to its most favored banking creditor.

   The scheduled annual principal payments, after fiscal 1999 are $9,351 in 2000, $5,626 in 2001, $1,900 in 2002, $2,000 in 2003, and $411 thereafter.
   Interest paid on the outstanding debt during fiscal 1998, 1997 and 1996 was $1,859, $2,284 and $4,721, respectively. The weighted average interest rate on outstanding borrowings at March 31, 1998 was 7.6%. No interest was capitalized during fiscal 1998, 1997 or 1996. The recorded value of the Company's long-term debt at March 31, 1998 and 1997 approximates its fair value.

10.   Income Taxes:

   The components of income before income taxes and extraordinary item were as follows:

                                              1998      1997     1996
                                             -------  --------  -------
    Domestic                                 $8,578     $1,850  $8,162
    Foreign                                  12,523     11,911   7,939
                                             =======  ========  =======
      Income before income taxes and         $21,101   $13,761  $16,101
      extraordinary item                     =======  ========  =======

    The provision for income taxes
    consisted of the following:
    Current
      Federal                                $2,270     $2,742  $1,057
      State                                     356        355     156
      Foreign                                 3,322      3,972   2,492
                                             -------  --------  -------
       Total current                          5,948      7,069   3,705
                                             -------  --------  -------

    Deferred
      Federal                                   915    (2,069)   1,733
      State                                     117      (253)     296
      Foreign                                   309      (161)    (92)
                                             -------  --------  -------
       Total deferred                         1,341    (2,483)   1,937
                                             -------  --------  -------

         Total income tax expense            $7,289     $4,586  $5,642
                                             =======  ========  =======

   The principal reasons for the differences between the federal statutory income tax rate and the Company's effective income tax rate on income before extraordinary item were as follows:

                                              1998     1997     1996
                                             -------  -------  -------
    Federal statutory tax rate                34.0%    34.0%    34.0%
    Increase (decrease)in taxes resulting
    from:
      State taxes, net of federal tax effect    1.5      0.5      1.9
      U.S.   tax   attributable   to  deemed
       repatriation  of  foreign  subsidiary                      0.7
       earnings (net of foreign tax credit)
      Difference    between   U.S.   federal
       statutory rate and foreign  effective   (3.0)   (1.7)    (1.9)
       rates
      Other                                     2.0      0.5      0.3
                                             -------  -------  -------

       Effective tax rate                     34.5%    33.3%    35.0%
                                             =======  =======  =======

   Cash payments for income taxes were $5,717, $4,345 and $1,275 for fiscal years 1998, 1997 and 1996, respectively.

   The components of the net deferred tax assets and liabilities as of March 31, 1998 were as follows:

                                             Domestic Foreign   Total
                                             -------  -------  -------
    Deferred tax assets:
      Accrued royalties                      $ 2,045  $  641   $ 2,686
      Other accrued liabilities                  275     205       480
      Foreign tax credits                        700               700
      Net operating loss carryforward          1,636             1,636
                                             -------  -------  -------
       Deferred tax asset                      4,656     846     5,502
                                             -------  -------  -------

    Deferred tax liabilities:
      Property, plant and equipment          (5,679)  (1,310)  (6,989)
                                             -------  -------  -------
       Deferred tax liability                (5,679)  (1,310)  (6,989)
                                             -------  -------  -------

       Net deferred tax liability           $(1,023)  $ (464) $(1,487)
                                             =======  =======  =======

   The components of the net deferred tax assets and liabilities as of March 31, 1997 were as follows:

                                             Domestic Foreign   Total
                                             -------  -------  -------
    Deferred tax assets:
      Accrued royalties                       $  939  $  695   $ 1,634
      Accounts receivable                        384      52       436
      Other accrued liabilities                  767     232       999
      Foreign tax credits                        963               963
      Net operating loss carryforward          1,876             1,876
                                             -------  -------  -------
       Deferred tax asset                      4,929     979     5,908
                                             -------  -------  -------

    Deferred tax liabilities:
      Property, plant and equipment          (4,920)  (1,134)  (6,054)
                                             -------  -------  -------
       Deferred tax liability                (4,920)  (1,134)  (6,054)
                                             -------  -------  -------

       Net deferred tax asset (liability)    $     9  $ (155)  $ (146)
                                             =======  =======  =======

   At March 31, 1998, the Company had net operating loss carryforwards for U.S. tax return purposes of approximately $4,363 which expire in the years 2003 though 2008. Due to certain ownership changes as of October 1, 1992, the use of these net operating losses is limited to approximately $640 per year. Additionally, the Company had foreign tax credits of $700 for U.S. tax return purposes which expire in the year 2001.

   No provision for income taxes has been made for $17.0 million of undistributed earnings of the Company's foreign subsidiaries which have been indefinitely reinvested. It is not practicable to determine the amount of U.S. income tax which would be payable if such undistributed foreign earnings were repatriated through dividend remittances because any U.S. taxes payable on such dividends would be offset, at least in part, by foreign tax credits.

   The Internal Revenue Service ("IRS") has completed an examination of the Company's federal income tax returns for the fiscal years 1993, 1994, and 1995, resulting in a statutory Notice of Deficiency for additional federal income taxes in the amount of $5.0 million, plus interest, resulting from proposed adjustments to the Company's returns. Certain other proposed changes would eliminate the Company's U.S. net operating loss carryforwards. On May 7, 1998, the Company received a letter from the Appeals Division of the IRS which details the position of that division on the adjustments contained in the statutory Notice of Deficiency. The letter requests a settlement proposal from the Company on the most significant adjustments, including the Company's U.S. net operating loss carryforwards. The Company believes that it has substantial authority for the positions taken on the prior years' returns and that these adjustments will be reduced through the appeals process. While the outcome of this matter cannot be predicted with certainty, the Company believes that the ultimate outcome of the case will not result in a material adverse impact on the Company's financial position or results of operations.

11.   Commitments and Contingencies:

   a) Royalties: The Company is party to various licensing agreements for technology associated with its product and the related manufacturing process under which the Company is obligated to pay royalties ranging from $.015 to $.045 per disc sold. Royalty expense incurred under these agreements amounted to $11,302, $11,343 and $9,037 for fiscal years 1998, 1997 and 1996, respectively. During fiscal 1996, the Company reached a settlement with one licensing company and reduced its accrued liability for this and certain other prior royalties by $2,049. The Company believes that its accrued expense adequately provides for royalties payable to patent holders for proprietary technology.

   b) Operating leases: The Company leases manufacturing facilities, warehouse space, equipment and other property under various agreements which expire from 1998 through 2011. Aggregate rent expense for these leases amounted to $1,823, $3,202 and $1,678 for fiscal years 1998, 1997 and 1996, respectively.

   At March 31, 1998, future obligations under operating lease agreements were as follows:

       Fiscal Year Ending March 31,          Amount
                                           ----------
       1999                                  $2,252
       2000                                   2,163
       2001                                     975
       2002                                     271
       2003                                     214
       Thereafter                               214
                                           ==========
                                             $6,089
                                           ==========

   c)  Capital  expenditures:   At  March  31,  1998,  commitments  for  capital
   expenditures amounted to approximately $2,421.

   d) Litigation and related matters: From time to time, the Company is involved in litigation that it considers to be in the normal course of business. The Company is not presently involved in any legal proceedings which the Company expects individually or in the aggregate to have a material adverse effect on its financial condition or results of operations.

12.   Stock Option Plans:

   The Company has adopted the Nimbus CD International, Inc. 1995 Stock Option and Stock Award Plan (the "Nimbus Plan") which provides for grants to officers and key employees of stock options, stock appreciation rights, restricted stock awards or common stock in lieu of bonuses. Under the terms of the Nimbus Plan, 2,715,449 shares of the Company's non-voting common stock were reserved for issuance. Awards and their terms are authorized by the Compensation Committee of the Company's Board of Directors.

   In 1995, the Company adopted the Nimbus CD International, Inc. 1995 Stock Option Plan for Non-employee members of the Company's Board of Directors (the "Directors Plan"). Under the terms of the Directors Plan, 50,000 shares of common stock has been reserved for issuance thereunder. Awards of options to independent directors amounted to 5,000, 7,500 and 10,000 shares in fiscal years 1998, 1997 and 1996, respectively.

   The exercise price of options granted under the Nimbus Plan and the Directors Plan is the fair market value of the Company's common stock at the dates of grant. All options expire 10 years from the date of grant and vest over periods of up to 10 years with earlier vesting upon the attainment of certain performance measurements or upon the occurrence of certain other events.

   No restricted stock awards have been made under the Nimbus Plan. Non-qualified stock options to purchase 477,958 shares of common stock were granted in exchange for options granted under previous Company plans. On April 3, 1995, the Company awarded non-qualified options to purchase 1,163,865 shares of non-voting common stock. These options will vest ratably over five years from the date of grant. On May 31, 1995, the Company awarded non-qualified options to purchase 451,258 shares of non-voting common stock. These options will vest if the Company meets certain performance measurements or six years from the date of grant. In fiscal 1998 and 1997, the Company awarded non-qualified options to purchase 213,260 and 205,500 shares, respectively, of non-voting common stock that will vest ratably within five years from the dates of the grants.

   At March 31, 1998, 27,500 common shares were available for future grant under the Directors Plan and 352,204 common shares were available for future grant under the Nimbus Plan.

   The following is a summary of the activity in the Company's stock option plans for fiscal years 1998, 1997 and 1996:

                                      Number of    Weighted Average
                                    Stock Options   Exercise Price
                                    -------------- ----------------
       Outstanding, March 31, 1995        477,958             0.62
       Granted                          1,625,123             2.55
       Canceled                          (42,210)             2.52
                                    --------------
       Outstanding, March 31, 1996      2,060,871             2.10
       Granted                            213,000            15.68
       Canceled                          (10,000)            16.50
       Exercised                         (40,617)             1.02
                                    --------------
       Outstanding, March 31, 1997      2,223,254             3.36
       Granted                            218,260             9.15
       Canceled                          (96,386)             3.22
                                    ==============  ===============
       Outstanding, March 31, 1998      2,345,128            $3.90
                                    ==============  ===============

   Shares under option at March 31, 1998 were at the following exercise prices:

                         Options Outstanding            Options Currently
                                                           Exercisable
                  -------------------------------- ------------------------
                                         Wtd. Avg.
     Ex.Price     No. of     Wtd. Avg.  contractual  No. of     Wtd. Avg.
      Range       Options    Exercise     Life       Options    Exercise
                               Price     (years)                  Price

  $0.53-$7.00    1,932,428     $2.10        5.45    1,165,933      $1.82
  $7.01-$16.50     412,700    $12.32        8.63      118,800     $13.45
               ============                       ============
                 2,345,128                          1,284,733
               ============                       ============

   The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for stock options granted under the plans. If the Company had determined the compensation based on the fair value of the options on the date of grant in accordance with SFAS No. 123, the pro forma net income and earnings per share would be as follows:

                                        1998         1997         1996
                                     ---------------------------------------
       Net income as reported         $13,812       $9,175      $12,040
       Net income pro forma            13,241        8,719       11,803
       Basic  earnings  per  share -    $0.65        $0.44        $0.58
       as reported
       Basic  earnings  per  share -    $0.63        $0.42        $0.57
       pro forma
       Diluted  earnings per share -    $0.60        $0.40        $0.53
       as reported
       Diluted  earnings per share -    $0.59        $0.39        $0.54
       pro forma

   The weighted average fair value of options granted in 1998, 1997 and 1996 was $5.88, $10.69 and $1.74, respectively. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

                                        1998         1997         1996
                                     ---------------------------------------
       Risk-free interest rate           6.8%         6.4%         6.4%
       Expected life in years             5-6          5-6          5-6
       Expected volatility              61.6%        71.8%        70.0%
       Expected dividend yield           0.0%         0.0%         0.0%

13.   Recapitalization:

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

14.  Initial Public Offering:

   On October 30, 1995, the Company completed its initial public offering with the sale of 6,350,000 shares of common stock at an initial public offering price of $7 per share (the "Offering").

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

   The Company incurred an extraordinary charge of $4,164 ($2,952 net of tax) in the third quarter of fiscal 1996 related to the write-off of deferred financing costs and the costs of terminating interest rate swap agreements in connection with the repayment of then-outstanding debt with the proceeds from the Offering and the Private Placement. Such charge has not been reflected in the pro forma net income and per share data for fiscal 1996.

15.  Employee Benefit Plans:

   The Company has adopted a 401(k) savings and investment plan which covers substantially all U.S. employees. Contributions to the plan are at the discretion of the Company. The expense recognized for the plan amounted to $576, $459 and $343 for fiscal years 1998, 1997 and 1996, respectively.

   The Company has adopted a defined contribution retirement plan which covers substantially all U.K. employees. Contributions to the plan are at the discretion of the Company. The expense recognized for the plan amounted to $510, $439 and $413 for fiscal years 1998, 1997 and 1996, respectively.

16.  Geographic Segment Information:

   A summary of the Company's operations by geographic area for fiscal years 1998, 1997 and 1996 is as follows:

                        Net      Operating
                       Sales      Income     Assets
1998
North America         $77,812     $8,762    $75,474
Europe                 54,961     12,571     55,829
Interarea Sales         (433)
                      =======     ======    =======
                     $132,340    $21,333   $131,303

1997
North America         $80,236     $2,965    $68,056
Europe                 50,095     13,067     40,216
Interarea Sales         (861)
                      =======     ======    =======
                     $129,470    $16,032   $108,272

1996
North America         $71,654    $10,793    $57,925
Europe                 46,919     10,698     32,828
Interarea Sales         (328)       (44)
                      =======    =======    =======
                     $118,245    $21,447    $90,753

   Interarea sales represented shipments of CDs and equipment between geographic locations. Interarea sales were made at prices which approximate cost and have been eliminated from consolidated net sales.

17. Off-Balance Sheet Risk and Concentration of Credit Risk:

   The Company utilizes foreign exchange contracts to reduce its exposure to potentially adverse changes in foreign currency exchange rates. The Company does not engage in speculation. As of March 31, 1998, the notional amounts of such agreements to sell foreign currencies were $2,165. There was no significant gain or loss on these instruments as of March 31, 1998.

   The Company's customer base is primarily American and British recording and software companies. One customer operating under a vendor supply agreement accounted for 10% of fiscal 1998 sales, 15% of fiscal 1997 sales and 17% of fiscal 1996 sales. No other customer represented more than 10% of consolidated sales for fiscal years 1998, 1997 or 1996. The Company performs credit evaluations of its customers and maintains reserves for credit losses. The provision for doubtful accounts amounted to $1,200, $1,031 and $1,268 for fiscal 1998, 1997 and 1996, respectively.

18.   Pro Forma Earnings per Share:

   The pro forma net income for fiscal 1996 gives effect to the Recapitalization, the Offering and the Private Placement, and pro forma earnings per share are computed based on the total number of shares of common stock issued and outstanding at March 31, 1996, as adjusted for the following assumptions as if each had occurred on April 1, 1995: (i) the assumed exercise of warrants and stock options outstanding during the year, determined by the treasury stock method using the public offering price of $7.00 per share for options and warrants granted within one year prior to the Offering and the Private Placement and the average market price for options and warrants outstanding in periods after the Offering; (ii) the issuance by the Company of 6,350,000 shares of common stock in the Offering and 500,000 shares in the Private Placement; (iii) the application by the Company of the net proceeds of the Offering to repay $41.7 million of outstanding debt; and
   (iv) an assumed average outstanding borrowing of $28,300 at an average interest rate of 9.2% resulting in a reduction of historical interest expense of $2,551 ($1,582 net of tax) for the fiscal year ended March 31, 1996.

   Historical earnings per share data for fiscal 1996 have been omitted as the historical capitalization of the Company prior to the Recapitalization and the Offerings is not indicative of its capital structure following such events.

19.   Subsequent Event

   On June 16, 1998, the Company entered into an Agreement and Plan of Merger with Carlton Communications Plc ("Carlton"), pursuant to which a subsidiary of Carlton would acquire all of the Company's outstanding common stock through a tender offer at $11.50 per share, or a total consideration of approximately $264 million. Consummation of the merger transaction is subject to normal regulatory filings and approval of the Company's stockholders. Certain stockholders, including management of the Company, control an aggregate of 44% of the Company's common stock, and have agreed to tender their shares when requested. Following the close of the transaction, the Company will operate as a division of Carlton's Technicolor Packaged Media Group.

20.   Quarterly Financial Data (Unaudited):

   Summarized quarterly financial data for fiscal years 1998 and 1997 follows:

(In thousands,
except per share                      Three Months Ended
data)
                  -----------------------------------------------------------
1998                     June 30      Sept. 30        Dec. 31       March 31
Discs sold                36,782        45,498         59,744         42,966
Net sales                $28,222       $32,496        $41,525        $30,097
Gross profit               6,918        10,161         12,807          8,417
Operating income           1,636         6,218          9,616          3,863
Net income                   705         3,664          6,888          2,555
Earnings per share:
  Basic                    $0.03         $0.18          $0.32          $0.12
  Diluted                  $0.03         $0.16          $0.30          $0.11

Stock price:
High                     $11-1/2           $14        $11-5/8        $12-1/2
Low                        8-3/8         9-7/8          8-1/4          9-7/8

                               Three Months Ended
                  -----------------------------------------------------------
1997                     June 30      Sept. 30        Dec. 31       March 31
Discs sold                33,027        36,874         49,991         36,505
Net sales                $29,229       $31,361        $40,352        $28,528
Gross profit               7,952         9,401         12,885          7,271
Operating income (loss)    3,733         6,041          9,083        (2,825)
Net income (loss)          2,009         3,547          5,510        (1,891)
Earnings per share:
  Basic                    $0.10         $0.17          $0.26        $(0.09)
  Diluted                  $0.09         $0.15          $0.24        $(0.08)
Stock price:
High                     $20-3/8       $14-3/4        $11-1/8        $12-5/8
Low                        7-3/4         8-5/8          7-7/8          8-1/2

                        REPORT OF INDEPENDENT ACCOUNTANTS


The Stockholders and Directors
Nimbus CD International, Inc.:

Our report on the consolidated financial statements of Nimbus CD International, Inc. and subsidiaries is included on page F-2 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in Item 14(a)(2) of this Form 10-K.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

COOPERS & LYBRAND L.L.P.
Richmond, Virginia
May 22, 1998
                                        F-20

                          NIMBUS CD INTERNATIONAL, INC.
             SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                             (Dollars in thousands)

                            CONDENSED BALANCE SHEETS

                                                     March 31,  March 31,
                                                       1998       1997
                                                    ----------  ---------
                       ASSETS
Cash                                                       $3         $3
Prepaid expenses                                           18         12
Other assets                                            5,670      5,667
Investment in subsidiaries, at equity                  61,021     47,149
                                                    ==========  =========
  Total assets                                        $66,712    $52,831
                                                    ==========  =========

                     LIABILITIES
Accounts payable                                           10         18
Accrued expenses                                          408        391
                                                    ----------  ---------
  Total liabilities                                       418        409
                                                    ----------  ---------

                STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value; 2,000,000 shares
  authorized; no shares issued or outstanding
Common stock, $0.01 par value; 60,000,000 shares
  authorized; 39,012,786 shares issued; 21,388,581        390        390
  and 20,870,579 shares outstanding
Paid-in capital                                        65,430     66,775
Retained earnings                                      45,781     31,969
Cumulative foreign currency translation adjustments       438        378
                                                    ----------  ---------
                                                      112,039     99,512

Treasury stock, at cost 17,624,205 and 18,142,207     (45,745)   (47,090)
shares
                                                    ----------  ---------
  Total stockholders' equity                           66,294     52,422
                                                    ==========  =========
   Total liabilities and stockholders' equity         $66,712    $52,831
                                                    ==========  =========

The information regarding long-term debt and credit agreements of subsidiaries contained in Note 9 of the Notes to Consolidated Financial Statements is incorporated herein by reference. Nimbus CD International, Inc. has guaranteed the repayment of the outstanding debt of certain of its subsidiaries, up to $18 million.

                          NIMBUS CD INTERNATIONAL, INC.
             SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                             (Dollars in thousands)

                      CONDENSED STATEMENTS OF INCOME
           For the fiscal years ended March 31, 1998, 1997 and 1996

                                                1998       1997      1996
                                              ========  =========  ========
Equity in earnings of subsidiaries, net of    $13,812     $9,175    $7,507
applicable income tax                         ========  =========  ========

                    CONDENSED STATEMENTS OF CASH FLOWS
           For the fiscal years ended March 31, 1998, 1997 and 1996

                                                1998       1997      1996
                                              --------  ---------  --------
Cash flows from operating activities:
Net income                                    $13,812     $9,175    $7,507
Less undistributed earnings of subsidiaries   (13,812)   (9,175)   (7,507)
Change in:
Prepaid expenses                                  (6)        137     (129)
Accounts payable                                  (8)        (5)     (619)
Accrued expenses                                   17      (157)      (43)
Other assets                                      (3)       (78)        20
                                              --------  ---------  --------
  Net cash provided by (used in) operating                 (103)     (771)
  activities                                  --------  ---------  --------

Cash flows from investing activities:
Advances from (to) subsidiaries, net               40        156   (4,267)
Purchase of property and equipment               (40)       (96)      (14)
                                              --------  ---------  --------
  Net cash used in investing activities:                      60   (4,281)
                                              --------  ---------  --------

Cash flows from financing activities:
Issuance of common stock                                            44,886
Proceeds from exercise of stock options                       44
Payment of costs related to initial public                         (1,230)
offering
Proceeds (repayments) of loans from                               (38,603)
subsidiaries, net                             --------  ---------  --------
  Net cash provided by financing activities                   44     5,053
                                              --------  ---------  --------
  Increase in cash                                             1         1
Cash, beginning of year                             3          2         1
                                              --------  ---------  --------
  Cash, end of year                                $3         $3        $2
                                              ========  =========  ========

                          NIMBUS CD INTERNATIONAL, INC.
                                   SCHEDULE II

                        Valuation and Qualifying Accounts
                             (Dollars in thousands)

                             Additions
                  Balance at Charged to  Acquisition Deductions         Balance
Description       Beginning    Costs          of     Write-Offs Adjust- at End
                     of         and        Business     1        ments  of Year
                    Year      Expenses                             2
-----------------------------------------------------------------------------

Allowance for
doubtful accounts:

Fiscal year ended
March 31, 1998      $1,812     $1,200                  $638     $(123)   $2,251

Fiscal year ended
March 31, 1997      $2,014     $1,031                $1,286       $53    $1,812

Fiscal year ended
March 31, 1996      $1,989     $1,268         $50    $1,246      $(47)   $2,014

1 Represents accounts written off as uncollectible, net of collections on accounts previously written off.

2 Represents foreign currency translation adjustments of foreign subsidiary.